Form 10-Q
period 1997-03-31
IRVINE APARTMENT COMMUNITIES L P
filed 1997-06-27
CIK 1038358

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Period Ended MARCH 31, 1997.

                                       or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from                    to                  .
                                   -------------------  ------------------

                         Commission File Number: 0-22569




                       IRVINE APARTMENT COMMUNITIES, L.P.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                              33-0587829
              --------                              ----------
      (State of incorporation)          (I.R.S. Employer Identification Number)


      550 Newport Center Drive, Suite 300, Newport Beach, California, 92660
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 720-5500
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---   ---

   Indicate the number of units outstanding of each of the issuer's classes of partnership interest, as of the latest practical date. Units of Partnership Interest - 43,863,612 units as of April 25, 1997.


================================================================================

                       IRVINE APARTMENT COMMUNITIES, L.P.


                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 1997
                  and December 31, 1996                                                                  1

                  Consolidated Statements of Operations for the three months
                  ended March 31, 1997 and 1996                                                          2

                  Consolidated Statements of Changes in Partners' Capital
                  for the three months ended March 31, 1997 and 1996                                     3

                  Consolidated Statements of Cash Flows for the three months
                  ended March 31, 1997 and 1996                                                          4

                  Notes to Consolidated Financial Statements                                             5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              9

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                                      17

Item 2.           Changes in Securities                                                                  17

Item 3.           Defaults Upon Senior Securities                                                        17

Item 4.           Submission of Matters to a Vote of Unitholders                                         17

Item 5.           Other Information                                                                      18

Item 6.           Exhibits and Reports on Form 8-K                                                       18

                  SIGNATURES                                                                             19

PART I - FINANCIAL INFORMATION
ITEM 1.
                       Irvine Apartment Communities, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                   March 31,         December 31,
(in thousands, except per share amounts)                                                                1997                 1996
---------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                            (unaudited)
Real estate assets, at cost
       Land                                                                                      $   178,808          $   176,070
       Buildings and improvements                                                                    868,352              849,924
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   1,047,160            1,025,994
       Accumulated depreciation                                                                     (225,890)            (219,193)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     821,270              806,801
       Under development, including land                                                              74,925               58,241
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     896,195              865,042
Cash and cash equivalents                                                                             30,283                3,205
Restricted cash                                                                                        1,459                1,376
Deferred financing costs, net                                                                         19,537               20,187
Other assets                                                                                          13,287               11,188
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $   960,761          $   900,998
---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Mortgages and notes payable
       Line of credit                                                                                                 $    16,000
       Tax-exempt mortgage bond financings                                                       $   328,372              329,248
       Conventional mortgage financings                                                              134,150              134,761
       Mortgage notes payable to The Irvine Company                                                   51,023               51,227
       Tax-exempt assessment district debt                                                            21,793               21,828
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     535,338              553,064
Accounts payable and accrued liabilities                                                              22,355               21,496
Security deposits                                                                                      6,412                6,094
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     564,105              580,654
PARTNERS' CAPITAL
43,864 partnership units outstanding at March 31, 1997 and 40,848 at December
31, 1996
General partner, 19,783 partnership units at March 31, 1997 and 18,556 at December 31, 1996          210,294              180,017
Limited partners, 24,081 partnership units at March 31, 1997 and 22,292 at December 31, 1996         186,362              140,327
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     396,656              320,344
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $   960,761          $   900,998
---------------------------------------------------------------------------------------------------------------------------------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended March 31,
(unaudited, in thousands, except per share amounts)                 1997            1996
----------------------------------------------------------------------------------------
REVENUES
Rental income                                                    $42,092         $36,418
Other income                                                         940             568
Interest income                                                      248             103
----------------------------------------------------------------------------------------
                                                                  43,280          37,089
----------------------------------------------------------------------------------------

EXPENSES
Property expenses                                                  9,186           7,805
Real estate taxes                                                  3,465           3,369
Property management fees                                           1,215           1,063
Interest expense, net                                              6,861           7,302
Amortization of deferred financing costs                             649             662
Depreciation and amortization                                      6,751           6,618
General and administrative                                         1,634           1,582
----------------------------------------------------------------------------------------
                                                                  29,761          28,401
----------------------------------------------------------------------------------------

NET INCOME                                                       $13,519         $ 8,688
----------------------------------------------------------------------------------------

ALLOCATION OF NET INCOME:
General Partner                                                  $ 6,111         $ 3,947
Limited Partners                                                 $ 7,408         $ 4,741
----------------------------------------------------------------------------------------

PARTNERSHIP UNIT DATA:
Weighted average number of partnership units outstanding          42,230          37,383
Net income per unit                                              $  0.32         $  0.23
----------------------------------------------------------------------------------------


See accompanying notes.

                       Irvine Apartment Communities, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                        Irvine Apartment
(unaudited, in thousands)               Communities, Inc.   Limited Partners              Total
-----------------------------------------------------------------------------------------------
PARTNERS' CAPITAL
Balance at January 1, 1996                      $ 155,433          $ 109,133          $ 264,566
    Net income                                      3,947              4,741              8,688
    Contributions                                     200                572                772
    Distributions                                  (6,026)            (7,241)           (13,267)
-----------------------------------------------------------------------------------------------
Balance at March 31, 1996                       $ 153,554          $ 107,205          $ 260,759
-----------------------------------------------------------------------------------------------

Balance at January 1, 1997                      $ 180,017          $ 140,327          $ 320,344
    Net income                                      6,111              7,408             13,519
    Contributions                                  30,944             46,906             77,850
    Distributions                                  (6,778)            (8,279)           (15,057)
-----------------------------------------------------------------------------------------------
Balance at March 31, 1997                       $ 210,294          $ 186,362          $ 396,656
-----------------------------------------------------------------------------------------------


PARTNERSHIP UNITS OUTSTANDING
Balance at January 1, 1996                         16,975             20,397             37,372
    Additional partnership units issued                10                 28                 38
-----------------------------------------------------------------------------------------------
Balance at March 31, 1996                          16,985             20,425             37,410
-----------------------------------------------------------------------------------------------

Balance at January 1, 1997                         18,556             22,292             40,848
    Additional partnership units issued             1,227              1,789              3,016
-----------------------------------------------------------------------------------------------
Balance at March 31, 1997                          19,783             24,081             43,864
-----------------------------------------------------------------------------------------------


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Three Months Ended March 31,
(unaudited, in thousands)                                                                     1997              1996
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $ 13,519          $  8,688
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of deferred financing costs                                                 649               662
      Depreciation and amortization                                                          6,751             6,618
      Increase (decrease) in cash attributable to changes in assets and liabilities:
          Restricted cash                                                                      (83)               (4)
          Other assets                                                                      (2,178)             (131)
          Accounts payable and accrued liabilities                                           2,225             3,268
          Security deposits                                                                    318               281
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                   21,201            19,382
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                          (473)             (634)
Investment in real estate assets, net of construction payables                             (28,493)          (13,193)
--------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                      (28,966)          (13,827)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit                                                             5,000            26,100
Payments on lines of credit                                                                (21,000)          (18,100)
Payments on tax-exempt mortgage bond financings                                               (876)             (816)
Principal payments                                                                            (848)             (784)
Contributions from partners                                                                 67,624
Distributions to partners                                                                  (15,057)          (13,267)
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                         34,843            (6,867)
--------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        27,078            (1,312)
Cash and Cash Equivalents at Beginning of Period                                             3,205             4,392
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 30,283          $  3,080
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information
      Interest paid, net of amounts capitalized                                           $  6,974          $  7,399
      Tax-exempt assessment district debt assumed                                         $      0          $  2,771
--------------------------------------------------------------------------------------------------------------------


See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT AMOUNTS)


NOTE 1 - ORGANIZATION

Irvine Apartment Communities, L.P., a Delaware limited partnership (the "Partnership"), was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (the "General Partner") obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. At March 31, 1997, Irvine Apartment Communities, Inc. had a 45.1% general partnership interest and The Irvine Company had a 54.7% limited partnership interest in the Partnership. On February 4, 1997, the Partnership acquired the assets of Thompson Residential Company, Inc. (see Note 4). The purchase price was paid by the issuance of 74,523 partnership units in the Partnership. At March 31, 1997, Thompson Residential Company, Inc. had a 0.2% limited partnership interest in the Partnership. The Partnership's management and operating decisions are under the unilateral control of the General Partner.

The Partnership owns, operates and develops apartment communities in Orange County, California and beginning in 1997, other locations in California. The Partnership utilizes independent third party property management and construction management firms. As of March 31, 1997 the Partnership owned 53 apartment communities on the Irvine Ranch representing 13,843 operating apartment units and 993 units under construction (collectively, the "Properties"). The Partnership broke ground on its first "off-Ranch" apartment community, located in Northern California's Silicon Valley, in May 1997. Until July 31, 2020, the Partnership has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

NOTE 2 - BASIS OF PRESENTATION

Profits and losses are generally allocated to the General Partner and to the limited partners based upon their respective ownership interests in the Partnership. Under the terms of the partnership agreement, all costs incurred by the General Partner relating to the ownership of interest in and operation of the Partnership, including the compensation of its officers and employees, stock incentive plans, director fees and the costs and expenses of being a public company, are paid by the Partnership. In addition, The Irvine Company has the right, but not the obligation, to match on the same terms and conditions any capital contributions made by the General Partner based on the pro rata ownership interest at the time of such contribution.

The accompanying financial statements include the consolidated accounts of the Partnership and its financially controlled subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending

December 31, 1997. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership's Registration Statement on Form 10 filed on May 14, 1997.

NOTE 3 - PARTNERS' CAPITAL

On February 20, 1997 the General Partner sold, pursuant to its shelf registration statement filed on May 8, 1995, 1.15 million shares of common stock at $27.50 per share. Concurrently, The Irvine Company (see Note 5), pursuant to its rights under the partnership agreement, purchased 1.39 million additional partnership units at $26.06 per unit (which is equal to the public offering price of the General Partner's common stock less an amount equivalent to the underwriting discount) which are exchangeable for the General Partner's common stock on a one for one basis, subject to adjustment and certain limitations. The proceeds from the two transactions totaled $66 million and were used to repay all indebtedness outstanding under the revolving line of credit, and will be used for general corporate purposes, including ongoing development activities on and off the Irvine Ranch. Availability under the General Partner's shelf registration statement filed on May 8, 1995 was approximately $99 million at March 31, 1997.

On May 14, 1997 the General Partner filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities. This registration statement replaced the General Partner's previous registration statement. The General Partner plans to use the proceeds raised from any securities issued under the shelf registration for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Concurrently, the Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Partnership plans to use the proceeds raised from any securities issued under the shelf registration for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt.

The Partnership paid cash distributions of $0.365 per partnership unit on February 28, 1997. On April 25, 1997 the Partnership declared a cash distribution of $0.365 per partnership unit that is payable on May 30, 1997. During the first quarter of 1996, the Partnership paid a cash distribution of $0.355 per partnership unit.

RECONCILIATION OF PARTNERSHIP UNITS OUTSTANDING

( in thousands)                                Three Months Ended March 31, 1997     Three Months Ended March 31, 1996
----------------------------------------------------------------------------------------------------------------------
                                                 Irvine                                    Irvine
                                              Apartment                                 Apartment        The
                                           Communities,  The Irvine                  Communities,     Irvine
                                                   Inc.   Company    Other    Total          Inc.    Company    Total
----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                   18,556     22,292           40,848        16,975     20,397   37,372
Stock awards issued and options exercised            72                          72            10                  10
Dividend reinvestment plan                            5          7               12
Common stock offering and related cash
   contribution from The Irvine Company           1,150      1,394            2,544
Acquisition of Thompson Residential
   assets                                                               75       75
Contributions of property by The Irvine
   Company                                                     313              313                       28       28
----------------------------------------------------------------------------------------------------------------------
Balance at end of period                         19,783     24,006      75   43,864        16,985     20,425   37,410
----------------------------------------------------------------------------------------------------------------------
Ownership interest at end of period                45.1%      54.7%    0.2%     100%         45.4%      54.6%     100%
----------------------------------------------------------------------------------------------------------------------

NET INCOME ALLOCATION

                                                                                  Three Months Ended March 31,
(in thousands)                                                                 1997                        1996
---------------------------------------------------------------------------------------------------------------------
Income allocated to The Irvine Company based on its                          $ 7,392                      $4,741
ownership interest
Income allocated to Thompson Residential Company, Inc.
based on its ownership interest                                                   16
Income allocated to Irvine Apartment Communities, Inc.
based on its ownership interest                                                6,111                       3,947
---------------------------------------------------------------------------------------------------------------------
Net Income                                                                   $13,519                      $8,688
---------------------------------------------------------------------------------------------------------------------


NOTE 4 - ACQUISITION OF THOMPSON RESIDENTIAL ASSETS

On February 4, 1997, the Partnership acquired for $2 million the assets of Thompson Residential Company, Inc. ("TRC"), a privately held, Northern California-based multi-family development company. Included in the purchase were options to purchase three development sites located in Northern California's Silicon Valley. The purchase price was paid by the issuance of 74,523 partnership units in the Partnership, exchangeable for common stock of the General Partner, with the price per unit based on the average closing price of the General Partner's common stock for the 10 trading days preceding the acquisition's closing date. In addition, TRC may be paid up to an additional $2 million in cash or limited partnership units if the apartment community achieves certain performance targets. The three senior real estate executives at TRC have also joined the General Partner with primary responsibility for the Partnership's California operations outside of the Irvine Ranch.

NOTE 5 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Substantially all costs incurred by the General Partner are borne by the Partnership. Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative service agreement covering services for risk management, income taxes and other services of $29 for the three months ended March 31, 1997 and $28 for the three months ended March 31, 1996. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. In addition, the Partnership incurred rent totaling $120 and $85 for the three months ended March 31, 1997 and 1996, respectively, related to leases with The Irvine Company that expire in 1997 and 1998. For the three months ended March 31, 1997 The Irvine Company contributed $164, or the maximum allowable in connection with stock issuances under the dividend reinvestment and additional cash investment plan.

On February 10, 1997, the Partnership acquired a land site for $8.4 million from The Irvine Company for the development of 316 rental units pursuant to the Land Rights Agreement between the Partnership and The Irvine Company. The General Partner's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 313,439 additional limited partnership units in the Partnership to The Irvine Company. Pursuant to the terms of the acquisition, a portion of the limited partnership units in the Partnership are subject to forfeiture if the apartment community to be constructed on the site does not achieve a 10% unleveraged return on costs for the first twelve months following stabilized occupancy.

Concurrent with the General Partner's common stock offering on February 20, 1997 (see Note 3), The Irvine Company, pursuant to its rights under the partnership agreement, purchased 1.39 million partnership units at a price equal to the public offering price of $26.06 per unit (which is equal to the public offering price of the General Partner's common stock less an amount equivalent to the underwriting discount) which are exchangeable for the General Partner's common stock on a one for one basis, subject to adjustment and certain limitations.

One of the General Partner's directors is chairman of a bank which participates in the Partnership's line of credit. Based on the bank's percentage participation in the credit facility, the Partnership estimates that the amount of interest and fees paid to the bank totaled $46 and $57 in the first quarter of 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the General Partner's Annual Report on Form 10-K for the year ended December 31, 1996 and the Partnership's Registration Statement on Form 10.

Certain information set forth below is forward looking and involves various risks and uncertainties. Such information is based upon a number of estimates and assumptions that inherently are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Partnership's control.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

The Partnership's net income was $13.5 million for the three months ended March 31, 1997, up from $8.7 million for the same period of 1996. The improvement was due to the contribution of newly delivered rental units from its development program, as well as an increase in revenues within its stabilized portfolio achieved through higher occupancy and higher rental rates (see Selected Operating Data on page 16).

REVENUE AND EXPENSE DATA

                                                                                     Three Months Ended March 31,

(dollars in thousands)                                                                  1997                1996
-----------------------------------------------------------------------------------------------------------------
COMMUNITIES STABILIZED MORE THAN TWO YEARS
    Number of communities                                                                 43                  43
    Number of units at end of period                                                  11,334              11,334
    Operating revenues                                                               $34,502             $32,495
    Property expenses                                                                $ 7,823             $ 7,071
    Real estate taxes                                                                $ 2,732             $ 2,823
    Property management fees                                                         $   995             $   940
    Depreciation and amortization of real estate assets                              $ 5,146             $ 5,163

COMMUNITIES STABILIZED LESS THAN TWO YEARS *
    Number of communities                                                                  5                   5
    Number of units at end of period                                                   2,207               1,850
    Operating revenues                                                               $ 7,666              $4,491
    Property expenses                                                                $ 1,174              $  734
    Real estate taxes                                                                $   688              $  546
    Property management fees                                                         $   200              $  123
    Depreciation and amortization of real estate assets                              $ 1,434              $1,439

LEASE-UP COMMUNITIES
    Number of communities                                                                  2
    Number of units at end of period                                                     302
    Operating revenues                                                               $   864
    Property expenses                                                                $   189
    Real estate taxes                                                                $    45
    Property management fees                                                         $    20
    Depreciation and amortization of real estate assets                              $   117
-----------------------------------------------------------------------------------------------------------------

*Represents five communities that began leasing in 1995 and reached stabilized occupancy (95%) at various dates in 1996.

OPERATING REVENUES (rental and other income) increased to $43.0 million in the first quarter of 1997, up from $37.0 million in the same period of 1996. Operating revenues rose as a result of higher occupancy and rental rates, and the contribution of newly delivered rental units from five properties which achieved stabilization during 1996 and two new lease up communities. In total, these new units added $8.5 million to operating revenues in the first quarter of 1997 compared to $4.5 million in the first quarter of 1996. Within communities stabilized more than two years, operating revenues increased 6.2% from the first quarter of 1996, as a result of improvement in average monthly rental rates, higher non-rental income, and a rise in physical occupancy to 95.1% from 94.3%. Average monthly rental rates increased to $1,050 in the first quarter of 1997 from $1,000 in the year-earlier quarter. Healthy job growth in the Partnership's marketplace has been a key factor in the upward trend in rental rates.

PROPERTY EXPENSES increased to $9.2 million in the first quarter of 1997 from $7.8 million in the first quarter of 1996. This increase reflects the added expenses of newly delivered rental units from five properties which achieved stabilization during 1996 and two new lease up communities. Property expenses within communities stabilized more than two years increased by $0.7 million to $7.8 million in the first quarter of 1997 from $7.1 million a year ago. In the first quarter of 1997, average monthly property expenses, increased to $230 per unit from $208 in the first quarter of 1996. This increase is primarily attributed to unusually low unit property expenses in the first quarter of 1996 and higher insurance costs in the first quarter of 1997. Properties stabilized less than two years added $1.2 million to property expenses in the first quarter of 1997 and $0.7 million a year ago. Lease-up properties added $0.2 million to 1997 first quarter property expenses.

REAL ESTATE TAXES totaled $3.5 million in the first quarter of 1997 compared to $3.4 million in the first quarter of 1996. Taxes increased in the first quarter of 1996 due to the addition of rental units from lease-up properties, partially offset by a small reduction in assessed values.

PROPERTY MANAGEMENT FEES increased to $1.2 million in the first quarter of 1997 from $1.1 million a year ago. Management fees increased in the first quarter of 1997 due to the addition of rental units and an increase in revenue from communities stabilized more than two years.

NET INTEREST EXPENSE decreased to $6.9 million in the first quarter of 1997 from $7.3 million in the first quarter of 1996. The decrease was largely due to a lower level of borrowings from the revolver line of credit. The Partnership capitalizes interest on projects actively under development using average qualifying asset balances and applicable weighted average interest rates. The average monthly qualifying asset balances for projects under development in the first quarter of 1997 and 1996 were approximately $54.1 million and $52.4 million, respectively. Interest capitalized totaled $1.1 million in the first quarter of 1997 compared to $1.0 million in the first quarter of 1996. Interest incurred was $8.0 million in the first quarter of 1997 compared to $8.3 million in the first quarter of 1996.

AMORTIZATION OF DEFERRED FINANCING COSTS was comparable in the first quarters of 1997 and 1996.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $6.8 million in the first quarter of 1997, up from $6.6 million in the first quarter of 1996. This increase reflects the completion and delivery of newly developed rental units from the Partnership's lease-up properties.

GENERAL AND ADMINISTRATIVE EXPENSE was comparable in the first quarters of 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the General Partner in accordance with REIT requirements in both the short and long term.

LIQUIDITY: The Partnership expects to meet its long-term liquidity requirements, such as construction, scheduled debt maturities and potential future property acquisitions, through the issuance or refinancing of long-term debt, borrowings from financial institutions, or the issuance of additional equity securities of the General Partner and/or partnership units. On February 20, 1997, the Partnership increased its unsecured credit facility to $250 million. The facility bears interest at Eurodollar plus 1.5% and is used primarily to finance an ongoing rental property development program. Availability under the credit facility was $250 million on March 31, 1997.

ADDITIONAL EQUITY: On February 20, 1997 the General Partner sold, pursuant to its shelf registration statement filed on May 8, 1995, 1.15 million shares of common stock at $27.50 per share. Concurrently, The Irvine Company, pursuant to its rights under the partnership agreement, purchased 1.39 million additional partnership units at $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) which are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations. The proceeds from the two transactions totaled $66 million and were used to repay all indebtedness outstanding under the revolving line of credit, and will be used for general corporate purposes, including development of new apartment communities. Availability under the shelf registration statement filed on May 8, 1995 was approximately $99 million as of March 31, 1997.

NEW SHELF REGISTRATION STATEMENTS: On May 14, 1997 the General Partner filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities. This registration statement replaced the General Partner's previous registration statement. The General Partner plans to use the proceeds raised from any securities issued under the shelf registration for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Concurrently, the Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Partnership plans to use the proceeds raised from any securities issued under the shelf registration for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt.

DEBT: The Partnership's conventional and tax-exempt mortgage debt bears interest at fixed interest rates, or variable rates that have been effectively fixed through interest rate swap agreements. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of the General Partner's December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity. The weighted average effective interest rate on the Partnership's debt, including the non-cash charges of amortization of deferred financing costs, was 6.41% at March 31, 1997. The Partnership uses interest rate swap agreements to effectively convert its floating rate tax-exempt mortgage bond financings to a fixed-rate basis, thus reducing the impact of fluctuations in interest rates on future income. A buy-down agreement relating to $36.2 million of conventional debt will expire in September 1997. Upon expiration, the interest rate on the loan will increase from 5.82% to 8.3%. At March 31, 1997, the average fixed interest rate on the tax-exempt mortgage bond financings, after giving effect to the swap agreements and including all fees, was 5.86% in the first quarter of 1997.

DEBT STRUCTURE AT MARCH 31, 1997

                                                            Debt     Weighted Average
(dollars in millions)                                    Balance        Interest Rate
-------------------------------------------------------------------------------------
Fixed rate debt
Conventional mortgage financings                          $134.1                 6.45%
Mortgage notes payable to The Irvine Company                51.0                 5.75%
Tax-exempt mortgage bond financings                        328.4                 5.86%
Tax-exempt assessment district debt                          5.6                 6.27%
-------------------------------------------------------------------------------------
    Total fixed rate debt                                  519.1                 6.01%
-------------------------------------------------------------------------------------
Variable rate debt
    Tax-exempt assessment district debt                     16.2                 3.41%
-------------------------------------------------------------------------------------
    Total variable rate debt                                16.2                 3.41%
-------------------------------------------------------------------------------------
    Total debt                                            $535.3                 5.93%
-------------------------------------------------------------------------------------


OPERATING ACTIVITIES: Cash flow provided by operating activities was $21.2 million for the first quarter of 1997 and $19.4 million for the first quarter of 1996. Cash provided by operating activities increased in 1997 primarily due to higher revenues from newly developed apartment units, as well as an increase in revenues within the Partnership's stabilized portfolio achieved through higher occupancy and higher rental rates.

INVESTING ACTIVITIES: Cash flow used in investing activities was $29.0 million and $13.8 million in the first quarters of 1997 and 1996, respectively. This increase resulted from increased development activity in the first quarter of 1997 (see Capital Expenditures below).

FINANCING ACTIVITIES: Cash flow provided by (used in) financing activities was $34.8 million and ($6.9) million in the first quarters of 1997 and 1996, respectively. The Partnership received $66 million from the sale of the General Partner's common stock and the Partnership's partnership units in the first quarter of 1997. These proceeds were used to pay down borrowings from the lines of credit. Additionally, the Partnership paid $15.1 million in distributions in the first quarter of 1997 compared to $13.3 million in the same period of 1996.

DEFERRED FINANCING COSTS

                                                                       Balance at               Weighted Average
(dollars in millions)                                              March 31, 1997                 Remaining Term
----------------------------------------------------------------------------------------------------------------
Interest rate buy-downs on
   conventional mortgage financings                                         $ 9.5                        9.1 yrs
Loan origination costs and other                                             10.0                       25.8 yrs
----------------------------------------------------------------------------------------------------------------
Total                                                                       $19.5                       17.6 yrs
----------------------------------------------------------------------------------------------------------------


CAPITAL EXPENDITURES

CAPITAL EXPENDITURES ON NEW DEVELOPMENT: The Partnership's major cash requirements in the next twelve months are expected to be for the construction of new apartment communities and possibly for acquisitions of apartment communities. Currently, the Partnership has six apartment communities under development (Baypointe, Santa Maria, The Colony, Santa Rosa II, Santa Fe and The Hamptons at Cupertino) that will require total expenditures of approximately $218.1 million, of which $108.0 million had been incurred at March 31, 1997. The Partnership broke ground on its first "off-Ranch" apartment community, located in Northern California's Silicon Valley, in May 1997. Initial funding for these developments is expected to come from the Partnership's unused $250 million unsecured revolving credit facility. In addition, the Partnership may issue other debt or equity securities as discussed in the Liquidity section.

LEASE-UP INFORMATION
Status at March 31, 1997

                                                                                                             Units
                                                                                                         Leased as
                                                                               Percentage             a Percentage
                                 Total       Units  Percentage      Units    of Delivered     Units       of Units
Apartment Community              Units   Delivered   Delivered   Occupied  Units Occupied    Leased      Delivered
-------------------------------------------------------------------------------------------------------------------
Baypointe                          300         182         61%        177             97%       218           120%
Santa Maria                        227         120         53%        114             95%       135           113%
-------------------------------------------------------------------------------------------------------------------
   Total                           527         302         57%        291             96%       353           117%
-------------------------------------------------------------------------------------------------------------------


CONSTRUCTION INFORMATION

                                                                                                     Estimated           Total
                                                                                     Commencement      Initial       Estimated
                                                                     Commencement      of Leasing   Stabilized           Costs
Apartment Community                    Village, City     Units    of Construction        Activity    Occupancy   (in millions)
------------------------------------------------------------------------------------------------------------------------------
Baypointe               Newport North, Newport Beach       300              11/95           10/96       3Q '97          $ 33.4
Santa Maria                      Westpark II, Irvine       227               3/96           11/96       3Q '97            24.6
The Colony             Newport Center, Newport Beach       245               7/96          4Q '97       1Q '99            42.0
Santa Rosa II                    Westpark II, Irvine       207              12/96          4Q '97       3Q '98            27.2
Rancho Santa Fe                 Tustin Ranch, Tustin       316               2/97          4Q '97       1Q '99            39.0
The Hamptons at
Cupertino                                  Cupertino       342               5/97          1Q '98       1Q '99            51.9
------------------------------------------------------------------------------------------------------------------------------
   Total                                                 1,637                                                          $218.1
------------------------------------------------------------------------------------------------------------------------------

The timing of future commencement of construction and initial stabilized occupancy and estimated costs of apartment communities that are in development are only estimates. Actual results will depend on numerous factors, many of which are beyond the control of the Partnership. These include the extent and timing of economic growth in the Partnership's rental markets; future trends in the pricing of construction materials and labor; entitlement decisions by local government authorities; changes in interest rate levels; and other changes in capital markets. No assurance can be given that the timing, or estimates set forth in the foregoing table will not vary substantially from actual results.

CAPITAL REPLACEMENTS ON STABILIZED PROPERTIES: Expenditures for capital replacements totaled $0.5 million and $0.6 million in the first quarters of 1997 and 1996, respectively. Average capital replacements per unit for communities stabilized more than two years decreased to $40 from $54 in the first quarters of 1997 and 1996, respectively, due to the nature and timing of scheduled capital programs. Expenditures for capital replacements in 1997 are expected to be similar to 1996 levels. The Partnership has a policy of capitalizing expenditures related to asset acquisitions, costs which the value of an existing asset, or costs which substantially extend in existing asset's useful life. Capital replacements were as follows:

                                                                             Three Months Ended March 31, 1997
(in thousands, except per unit amounts)                                      Total                   Per unit
----------------------------------------------------------------------------------------------------------------
Carpet replacements                                                           $283                        $25
Exterior painting, siding and stucco                                            17                          1
Upgrades, renovations and major building items                                  75                          7
Appliances, water heaters and air conditioning                                  37                          3
Roofing, concrete and pavement                                                   4                          0
Equipment and other                                                             42                          4
----------------------------------------------------------------------------------------------------------------
Total                                                                         $458                        $40
----------------------------------------------------------------------------------------------------------------

The Partnership also plans to incur approximately $5.0 million in capital expenditures over the next two years at one of its existing apartment communities, Promontory Point. Management believes that these capital expenditures will generate additional revenue by enhancing the community's appeal in the luxury segment of the marketplace.

IRVINE RANCH MASTER PLAN

The Irvine Company is a real estate investment and community development firm engaged in the long-term development of the Irvine Ranch. The urbanization of the Irvine Ranch began in the 1960s with the adoption of a comprehensive Master Plan for future community development which originally constituted a large map of the Irvine Ranch and a series of supporting maps detailing land uses. Subsequently, The Irvine Company worked closely with the various local jurisdictions which govern the Irvine Ranch to adopt general plans for the future development of their jurisdictions. The Irvine Company's overall Master Plan was refined to accord with the approved general plans and the residential, commercial, industrial, environmental and aesthetic balance desired by each jurisdiction. As a result, today the Master Plan is a compilation of the various interlocking general plans described above. The Irvine Company continuously engages in planning activities and the Master Plan refinement process is ongoing. The Irvine Company works closely with local government representatives, community residents, the Partnership and other civic and environmental groups to obtain the necessary local support and entitlement for its developments. The goal of the Master Plan was and remains to create innovative urban and suburban environments through the well-planned, coordinated development of residential communities and employment centers (which include major business and retail centers, and research and development and industrial parks) as well as civil, cultural, recreational, educational and other supportive facilities, all with an emphasis on improving the quality of life and achieving long-term balanced regional economic growth.

The Irvine Company's land use planning emphasizes market segmentation in order to ensure adequate and appropriate allocation of land uses which support sustained growth for the long term. Through careful planning, design and marketing, The Irvine Company also promotes compatibility and synergy among properties of the same type in order to maximize the likelihood of success of new projects, to preserve and build value for existing projects and to build sustainable long-term market value for homeowners, local merchants and employers. In accordance with the Master Plan, The Irvine Company has created numerous villages which are used as micro-planning areas in an effort to facilitate the desired segmentation of products.

Each village on the Irvine Ranch has a thematic identity which characterizes the primary features and attributes of the village and helps to identify the target market for the village's residential product lines. For example, Tustin Ranch, in the City of Tustin, is a family-oriented village featuring an 18-hole championship golf course, athletic fields, jogging, hiking and equestrian trails. Along the ocean is the village of Newport Coast, an upscale community featuring ocean views and million-dollar custom built homes. The village of Westpark, in Irvine, caters to young professionals with growing families and offers the highly renowned public school system and recreational facilities of the City of Irvine.

IMPACT OF INFLATION

The Partnership's business is affected by general economic conditions, including the impact of inflation and interest rates. Substantially all of the Partnership's leases allow, at time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Partnership to seek increases in rents. Substantially all leases are for a period of one year or less. The short-term nature of these leases generally serves to minimize the risk to the Partnership of the adverse effects of inflation. For construction, the Partnership has entered into various contracts for the development and construction of new apartment communities. These are fixed-fee contracts and thus partially insulate the Partnership from inflationary risk.


SUPPLEMENTAL INFORMATION

The following section provides supplemental operating information. The information is unaudited and is provided as a supplement to the accompanying financial statements and management's discussion and analysis. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and in the Partnership's Registration Statement on Form 10. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                       Irvine Apartment Communities, L.P.

                             SELECTED OPERATING DATA

                                                                                       Three Months Ended March 31,
(unaudited)                                                                     1997               1996           Variance
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
     UNIT DATA
--------------------------------------------------------------------------------------------------------------------------

     Average rentable units during the period                                 13,769             13,028                741
     Rentable units at the end of the period                                  13,843             13,184                659

--------------------------------------------------------------------------------------------------------------------------
     COMMUNITIES STABILIZED MORE THAN TWO YEARS (a)
--------------------------------------------------------------------------------------------------------------------------

     Average physical occupancy                                                 95.1%              94.3%               0.8%
     Average economic occupancy (b)                                             93.6%              93.4%               0.2%

     Average monthly gross scheduled rent per unit                           $ 1,050            $ 1,000            $    50
     Average monthly rental income per occupied unit                         $ 1,041            $   998            $    43

--------------------------------------------------------------------------------------------------------------------------
     COMMUNITIES STABILIZED LESS THAN TWO YEARS (c)
--------------------------------------------------------------------------------------------------------------------------

     Average physical occupancy                                                 94.0%              59.0%
     Average economic occupancy (b)                                             92.3%              56.2%

     Average monthly gross scheduled rent per unit                           $ 1,232            $ 1,189
     Average monthly rental income per occupied unit                         $ 1,219            $ 1,139

--------------------------------------------------------------------------------------------------------------------------
     LEASE-UP COMMUNITIES (d)
--------------------------------------------------------------------------------------------------------------------------

     Operating revenues (rental income and other income) - in thousands      $   864

     Units delivered in the period                                               187
     Cumulative units delivered at the end of the period                         302

     Units occupied at the end of the period                                     291
     Average units occupied during the period                                    204

--------------------------------------------------------------------------------------------------------------------------


Footnotes:
(a) Financial results are for 43 properties totaling 11,334 units for comparable periods of 1997 and 1996.

(b) Rental income divided by rental income plus vacant units at market rent.

(c) Financial results are for five properties totaling 2,207 units that achieved stabilized occupancy during 1996.

(d) Financial results are for two properties that were in the lease-up phase in 1997.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

                Not applicable.

ITEM 2.                  CHANGES IN SECURITIES.

                During the first quarter of 1997 the Partnership sold to affiliates of The Irvine Company the following units of limited partnership interest ("L.P. units") in the Partnership pursuant to Section 4(2) of the Securities Act of 1933:

                    1. an aggregate of 6,221 L.P. units were sold in February 1997 for $163,985 in cash at prices ranging from $26.34 to $26.88 per L.P. unit, in connection with The Irvine Company's exercise of its proportional purchase rights with respect to sales of the General Partner's common stock pursuant to its Dividend Reinvestment and Additional Cash Investment Plan.

                    2. 313,439 L.P. units were issued to The Irvine Company on February 10, 1997 as payment for a land site acquired for $8.4 million. The number of L.P. units issued was equal to the purchase price divided by the average of the closing prices of the General Partner's common stock for the 10 trading days immediately preceding the closing date of the acquisition.

                    3. 1,394,194 L.P. units were sold in February 1997 for $36.3 million in cash, $26.06 per L.P. unit, in connection with The Irvine Company's exercise of its proportional purchase rights with respect to the General Partner's February 20, 1997 common stock offering.

                In addition, the Partnership issued 74,523 L.P. units to TRC in connection with the acquisition of the assets of TRC. The number of L.P. units issued was equal to the purchase price divided by the average of the closing prices of the General Partner's common stock for the 10 trading days immediately preceding the closing date of the acquisition.

                Each of the foregoing L.P. units is exchangeable for common stock of the General Partner on a one-for-one basis, subject to adjustment and certain limitations set forth in the Amended and Restated Agreement of Limited Partnership of the Partnership.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

                Not applicable.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS.

                Not applicable.

ITEM 5.                  OTHER INFORMATION.

                Not applicable.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K.

                (a)      Exhibits:

                Exhibit No. 27: Financial Data Schedule (only included in electronically-filed document)

                (b)       Reports on Form 8-K:

                Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     IRVINE APARTMENT COMMUNITIES, L.P.
                                     By:  Irvine Apartment Communities, Inc.,
                                          its sole general partner



Date:   June 26, 1997                By:  /s/ James E. Mead
                                          --------------------------------------
                                          James E. Mead
                                          Senior Vice President,
                                          Chief Financial Officer and Secretary


                                     By:  /s/ Shawn Howie
                                          --------------------------------------
                                          Shawn Howie
                                          Vice President, Corporate Finance and
                                            Controller
                                          (Principal Accounting Officer)