Form 10-Q
period 1999-06-30
IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 1999-08-10
CIK 1038358, 1048922

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Period Ended JUNE 30, 1999.
                          -------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ____________.

      Commission File Number: 0-22569 (Irvine Apartment Communities, L.P.)
                              1-13721 (IAC Capital Trust)

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST
           ----------------------------------------------------------
           (Exact Name of Registrants as Specified in Their Charters)

            Delaware                                  33-0587829
            Delaware                                  91-6452946
            --------                                  ----------
    (State of Incorporation)             (I.R.S. Employer Identification Number)

      550 Newport Center Drive, Suite 300, Newport Beach, California 92660
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 720-5500
                                 --------------
              (Registrants' telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and (2) have been subject to such filing requirements for the past 90 days.

           Irvine Apartment Communities, L.P.: Yes   X    No
                                                   -----     -----
           IAC Capital Trust:                  Yes   X     No
                                                   -----     -----

        Indicate the number of units outstanding of each of the issuer's classes of common partnership units, as of the latest practical date. Irvine Apartment Communities, L.P.: units of common partnership interest - 45,202,827 units as of August 10, 1999.


================================================================================

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST


                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements - Irvine Apartment Communities, L.P.

         -   Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998               1

         -   Consolidated Statements of Operations for the three and six months ended
             June 30, 1999 and 1998                                                              2

         -   Consolidated Statements of Changes in Partners' Capital for the
             six months ended June 30, 1999 and 1998                                             3

         -   Consolidated Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998                                                              4

         Financial Statements - IAC Capital Trust

         -   Balance Sheets as of June 30, 1999 and December 31, 1998                            5

         -   Statements of Operations and Equity for the three months ended
             June 30, 1999 and 1998, the six months ended June 30, 1999 and for the period January 20, 1998 (commencement of
             operations) to June 30, 1998                                                        6

         -   Statements of Cash Flows for the six months ended June 30, 1999 and for the period January 20, 1998 (commencement of operations) to
             June 30, 1998                                                                       7

         Notes to Consolidated Financial Statements                                           8 to 12

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                               13 to 23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              24

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       24

Item 2.  Changes in Securities and Use of Proceeds                                               24

Item 3.  Defaults Upon Senior Securities                                                         24

Item 4.  Submission of Matters to a Vote of Security Holders                                     24

Item 5.  Other Information                                                                       24

Item 6.  Exhibits and Reports on Form 8-K                                                        24

         SIGNATURES                                                                              26

                       Irvine Apartment Communities, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,       December 31,
(in thousands)                                                    1999               1998
-----------------------------------------------------------------------------------------
ASSETS                                                     (unaudited)
Real estate assets, at cost
        Land                                               $   392,050        $   248,105
        Buildings and improvements                           1,595,747          1,172,877
-----------------------------------------------------------------------------------------
                                                             1,987,797          1,420,982
        Accumulated depreciation                              (300,458)          (281,449)
-----------------------------------------------------------------------------------------
                                                             1,687,339          1,139,533
        Under development, including land                      226,068            205,371
-----------------------------------------------------------------------------------------
                                                             1,913,407          1,344,904
Cash and cash equivalents                                       10,335              4,888
Restricted cash                                                  1,827              1,653
Deferred financing costs, net                                   11,301             12,159
Other assets                                                    12,573             11,020
-----------------------------------------------------------------------------------------
                                                           $ 1,949,443        $ 1,374,624
=========================================================================================

LIABILITIES
Mortgages and notes payable                                $   749,860        $   751,818
Accounts payable and accrued liabilities                        39,376             38,871
Advance from affiliate                                          46,000
Security deposits                                               10,299              9,467
-----------------------------------------------------------------------------------------
                                                               845,535            800,156

REDEEMABLE PREFERRED INTERESTS
Redeemable Series A preferred limited partner units,
  6,000 preferred partnership units outstanding                144,117            144,097
Redeemable Series B preferred limited partner units,
  2,000 preferred partnership units outstanding                 48,693             48,692
-----------------------------------------------------------------------------------------
                                                               192,810            192,789
-----------------------------------------------------------------------------------------

PARTNERS' CAPITAL
General partner, 20,176 common partnership units
  at June 30, 1999 and 20,164 at December 31, 1998             681,503            195,858
Common limited partners, 25,027 common partnership
  units at June 30, 1999 and December 31, 1998                 229,595            185,821
-----------------------------------------------------------------------------------------
                                                               911,098            381,679
-----------------------------------------------------------------------------------------
                                                           $ 1,949,443        $ 1,374,624
=========================================================================================

See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Six Months Ended June 30,     Three Months Ended June 30,
(unaudited, in thousands, except per unit amounts)               1999              1998            1999            1998
------------------------------------------------------------------------------------------------------------------------
REVENUES
Rental income                                               $ 117,914         $ 101,115         $59,894        $ 51,528
Other income                                                    3,333             2,648           1,704           1,437
Interest income                                                   312             1,113             183             344
------------------------------------------------------------------------------------------------------------------------
                                                              121,559           104,876          61,781          53,309
------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property expenses                                              25,770            23,913          13,396          11,930
Real estate taxes                                               9,290             8,158           4,720           4,154
Interest expense, net                                          14,243            13,412           7,295           6,300
Amortization of deferred financing costs                          927               956             474             465
Depreciation and amortization                                  19,335            16,301          10,121           8,260
General and administrative                                      8,941             4,327           4,593           2,169
------------------------------------------------------------------------------------------------------------------------
                                                               78,506            67,067          40,599          33,278
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM AND REDEEMABLE
    PREFERRED INTERESTS                                        43,053            37,809          21,182          20,031
Extraordinary item related to debt extinguishment                               (42,451)                        (42,451)
------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE REDEEMABLE PREFERRED INTERESTS            43,053            (4,642)         21,182         (22,420)
Redeemable preferred interests                                  8,375             5,534           4,187           3,093
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           $  34,678         ($ 10,176)        $16,995        ($25,513)
------------------------------------------------------------------------------------------------------------------------

ALLOCATION OF NET INCOME (LOSS):
General Partner                                             $  15,478         ($  4,544)        $ 7,587        ($11,359)
Common Limited Partners                                     $  19,200         ($  5,632)        $ 9,408        ($14,154)
========================================================================================================================
EARNINGS PER COMMON UNIT:
Basic and diluted                                           $    0.77         ($   0.23)        $  0.38        ($  0.57)
========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING:
Basic and diluted                                              45,201            44,917          45,203          44,971
========================================================================================================================

See accompanying notes

                       Irvine Apartment Communities, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                       Irvine Apartment     Irvine Apartment
(unaudited, in thousands)               Communities LLC     Communities, Inc.   Limited Partners         Total
--------------------------------------------------------------------------------------------------------------
PARTNERS' CAPITAL

Balance at January 1, 1998                                          $ 210,920          $210,307      $421,227
    Net loss                                                           (4,544)           (5,632)      (10,176)
    Contributions                                                       4,007             2,049         6,056
    Distributions                                                     (14,959)          (18,702)      (33,661)
--------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                                            $ 195,424          $188,022      $383,446
--------------------------------------------------------------------------------------------------------------


Balance at January 1, 1999                                          $ 195,858          $185,821      $381,679
    Net income                                 $  1,321                14,157            19,200        34,678
    Contributions                                                         394                             394
    Distributions                                                      (7,768)           (9,636)      (17,404)
    Merger Transaction  (Note 6)                680,182              (202,641)           34,210       511,751
--------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                       $681,503             $      --          $229,595      $911,098
--------------------------------------------------------------------------------------------------------------


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Six Months Ended June 30,
(unaudited, in thousands)                                                                    1999             1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                        $ 34,678        $ (10,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Write-off of deferred financing costs                                                                  8,314
      Amortization of deferred financing costs                                                927              956
      Depreciation and amortization                                                        19,335           16,301
      Redeemable preferred interest                                                         8,375            5,534
      Increase (decrease) in cash attributable to changes in assets and liabilities:
           Restricted cash                                                                   (174)             (88)
           Other assets                                                                    (1,858)           5,152
           Accounts payable and accrued liabilities                                         1,885            3,130
           Security deposits                                                                  832            1,097
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                  64,000           30,220
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                       (3,231)          (1,944)
Capital investments in real estate assets                                                 (73,486)        (103,157)
-------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                     (76,717)        (105,101)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under unsecured line of credit                                                  64,000           44,000
Payments on unsecured line of credit                                                      (64,000)         (83,000)
Proceeds from unsecured tax-exempt bond financings                                                         334,190
Payments on tax-exempt mortgage bond financings                                                           (325,644)
Principal payments                                                                         (1,988)          (1,841)
Advance from affiliate                                                                     46,000
Additions to deferred financing costs                                                         (69)          (2,893)
Net proceeds from issuance of redeemable preferred limited partner units                                   143,985
Distributions to redeemable preferred limited partner unit holders                         (8,375)          (5,534)
Contributions from partners                                                                                  5,815
Distributions to partners                                                                 (17,404)         (33,661)
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                  18,164           75,417
-------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   5,447              536
Cash and Cash Equivalents at Beginning of Period                                            4,888            4,624
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 10,335        $   5,160
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information
      Interest paid, net of amounts capitalized                                          $ 14,240        $  14,662
-------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                                IAC Capital Trust

                                 BALANCE SHEETS


                                                                                  June 30,      December 31,
(dollars in thousands)                                                                1999              1998
-------------------------------------------------------------------------------------------------------------
ASSETS                                                                          (unaudited)
Cash                                                                              $      5          $      5
Investment in Subsidiary                                                           150,000           150,000
-------------------------------------------------------------------------------------------------------------
                                                                                  $150,005          $150,005
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
Redeemable Preferred Securities, 25,000,000 securities authorized
        Redeemable Series A Preferred Securities,
          6,900,000 securities authorized,
          6,000,000 securities issued and outstanding                             $150,000          $150,000
Equity
        Common Securities, 20,000 securities authorized,
          200 securities issued and outstanding                                          5                 5
-------------------------------------------------------------------------------------------------------------
                                                                                  $150,005          $150,005
=============================================================================================================

See accompanying notes.

                                IAC Capital Trust

                       STATEMENTS OF OPERATIONS AND EQUITY


                                                                                 For the Period
                                                                               January 20, 1998
                                                                                  (commencement
                                                           Six Months Ended       of operations)    Three Months Ended June 30,
(unaudited, in thousands, except per security amounts)        June 30, 1999    to June 30, 1998       1999                1998
-------------------------------------------------------------------------------------------------------------------------------
REVENUE
Income from investment in subsidiary                                 $6,188              $5,534     $3,094              $3,093
-------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST                           6,188               5,534      3,094               3,093
Redeemable preferred interest                                         6,188               5,534      3,094               3,093
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                               $0                  $0         $0                  $0
-------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SECURITY:
Basic and diluted                                                     $0.00               $0.00      $0.00               $0.00
-------------------------------------------------------------------------------------------------------------------------------
Equity - beginning of period                                             $5
Issuance of common securities                                                               $5
Net income                                                                0                  0
-------------------------------------------------------------------------------------------------------------------------------
EQUITY - END OF PERIOD                                                   $5                 $5
===============================================================================================================================

See accompanying notes.

                               IAC Capital Trust

                            STATEMENTS OF CASH FLOWS

                                                                                            For the Period
                                                                                          January 20, 1998
                                                                                             (commencement
                                                                      Six Months Ended       of operations)
(unaudited, in thousands)                                                June 30, 1999    to June 30, 1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $     0           $       0
Adjustments to reconcile net income to net cash
  provided by operating activities:
Redeemable preferred interest                                                    6,188               5,534
-----------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                        6,188               5,534
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary                                                                          (150,000)
-----------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                0            (150,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common securities                                                              5
Proceeds from issuance of redeemable preferred securities                                          150,000
Distributions to preferred securities holders                                   (6,188)             (5,534)
-----------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                       (6,188)            144,471
-----------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            0                   5
Cash and Cash Equivalents at beginning of period                                     5                   0
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $     5           $       5
===========================================================================================================

See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION

Irvine Apartment Communities, L.P., a Delaware limited partnership (the "Partnership"), was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. ("IAC, Inc.") obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company ("TIC") transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the "Acquiror"), a Delaware limited liability company indirectly wholly owned by TIC (the "Merger"), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC ("IACLLC"). As a result of the Merger and a related transaction in which TIC acquired an additional 74,523 common limited partnership units, TIC and certain of its affiliates beneficially own and control all of the outstanding common partnership units in the Partnership and IACLLC became the sole general partner of the Partnership. At June 30, 1999, IACLLC had a 44.6% general partnership interest and TIC and certain of its affiliates had a 55.4% common limited partnership interest in the Partnership. The Partnership's management and operating decisions are under the unilateral control of IACLLC.

The Partnership owns, operates and develops apartment communities in Orange County, California and, beginning in 1997, other locations in California. As of June 30, 1999, the Partnership owned 65 apartment communities representing 16,878 operating apartment units and 2,603 units under development (collectively, the "Properties"). In May 1997, the Partnership broke ground on its first property outside of the Irvine Ranch, an apartment community located in Northern California's Silicon Valley. In March 1998, the Partnership and Western National Property Management announced the formation of a strategic alliance that, in April 1998, assumed all property management responsibilities for the Partnership's Southern California portfolio. The new entity, Irvine Apartment Management Company ("IAMC"), is owned 51% by the Partnership and 49% by Western National Property Management. Effective January 1, 1999, IAMC's property management responsibilities were expanded to include the Partnership's entire portfolio.

IAC Capital Trust, a Delaware business trust (the "Trust"), was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the Partnership. The Trust exists for the sole purpose of issuing preferred securities and investing the proceeds in preferred limited partner units of the Partnership.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements of the Partnership include the consolidated accounts of its financially controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Trust's investment in subsidiary relates to the redeemable Series A preferred limited partner units in the Partnership. The Trust has less than a controlling interest in the Partnership and accounts for its investment using the equity method.

During the fourth quarter of 1998, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Partnership.

The Partnership operates and develops apartment communities in California which generate rental and other income through the leasing of apartment units to a diverse base of renters. The Partnership separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single dominant apartment communities segment.

The Partnership evaluates performance and allocates resources primarily based on the net operating income ("NOI") of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $86,187,000 and $71,692,000 for the six months ended June 30, 1999 and 1998, respectively, and $43,482,000 and $36,881,000 for the three months ended June 30, 1999 and 1998, respectively. All other segment disclosures are included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1998.

Profits and losses of the Partnership are generally allocated to the general partner and to the common limited partners based on their respective ownership interests in the Partnership. The holders of the Series A redeemable preferred limited partner units and redeemable preferred securities are entitled to distributions/dividends at an annual rate of 8 1/4% of the stated value per unit/security. The stated value of each unit/security is $25. The holders of the Series B redeemable preferred limited partner units are entitled to distributions at an annual rate of 8 3/4% of the stated value per unit. The stated value of each unit is $25.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 1999 and December 31, 1998, and the revenues and expenses for the three and six months ended June 30, 1999 and 1998. Actual results could differ from those estimates.

Certain amounts in the 1998 financial statements have been reclassified to conform with financial statement presentations in 1999.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership's and the Trust's Annual Report on Form 10-K/A for the year ended December 31, 1998.

NOTE 3 - MORTGAGES AND NOTES PAYABLE

The Partnership's unsecured revolving credit facility and $100 million unsecured term loan were amended in June 1999. The unsecured revolving credit facility and unsecured term loan were amended and restated to accommodate the Merger and to allow TIC and certain of its affiliates to beneficially own and control all of the outstanding common partnership units in the Partnership and IACLLC to become the sole general partner of the Partnership.

Unsecured Line of Credit: The Partnership's amended $125 million unsecured revolving credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on credit ratings on the Partnership's senior unsecured long-term indebtedness. The Partnership may also enter into letters of credit under the facility. Borrowings under the credit facility, which are guaranteed by the general partner, are available to finance the Partnership's ongoing rental property development and for general working capital needs. The general partner and the Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At June 30, 1999, the general partner and the Partnership were in compliance with all of these covenants. At June 30, 1999, the general partner had letters of credit under the facility totaling $31.1 million related to land and building purchases (see "Capital Investments in New Development"). The letters of credit reduce the remaining amount available under the line of credit. As of June 30, 1999, there was no outstanding balance under the line of credit and $93.9 million was available.

Shelf Registration Statement: On May 14, 1997, the Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. On October 1, 1997, the Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes pursuant to its shelf registration statement. In June 1999, the Partnership cancelled the remaining availability of $250 million under the shelf registration statement, including the Prospectus Supplement dated April 9, 1998 filed for the future issuance of Medium-Term Notes. The Partnership no longer plans to issue additional securities under the shelf registration statement.

NOTE 4 - PARTNERS' CAPITAL

The Partnership paid cash distributions of $0.385 per common partnership unit on February 28, 1999. During each of the first and second quarters of 1998, the Partnership paid a cash dividend of $0.375 per common partnership unit.

RECONCILIATION OF COMMON PARTNERSHIP UNITS OUTSTANDING

(in thousands, except percentages)           Six Months Ended June 30, 1999               Six Months Ended June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                 TIC                                     TIC
                                                         and certain                             and certain
                                                   IAC,       of its                       IAC,       of its
                                       IACLLC      Inc.   affiliates   Other   Total        Inc.   affiliates   Other   Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                   20,164       24,952      75  45,191      19,901       24,844      75  44,820
-----------------------------------------------------------------------------------------------------------------------------
Stock awards issued and options
   exercised                                         12                           12          32                           32
Dividend reinvestment and
   additional cash investment plan                                                           114           68             182
Merger Transaction (Note 6)            20,176   (20,176)          75     (75)
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of period               20,176                 25,027           45,203     20,047       24,912      75  45,034
-----------------------------------------------------------------------------------------------------------------------------
Ownership interest at end of period     44.6%                  55.4%             100%      44.5%        55.3%    0.2%    100%
-----------------------------------------------------------------------------------------------------------------------------

NOTE 5 - MINORITY REDEEMABLE PREFERRED INTERESTS

In January 1998, the Trust issued 6.0 million of 8 1/4% Series A Preferred Securities. The proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Partnership. The Partnership used the $150 million of proceeds, net of costs and offering expenses, all of which were paid by the Partnership, to repay the outstanding balance on the Partnership's unsecured credit facility and to fund development.

In November 1998, the Partnership issued 2.0 million of 8 3/4% Series B Preferred Limited Partner Units. The Partnership used the net proceeds to reduce the outstanding balance on its unsecured line of credit.

The Partnership and the Trust paid cash distributions/dividends of $0.52 per Series A preferred limited partner unit (or preferred security) on March 31, 1999 and June 30, 1999, respectively. The Partnership paid cash distributions of $0.55 per Series B preferred limited partner unit on March 31, 1999 and June 30, 1999, respectively. During each of the first and second quarters of 1998, the Partnership and the Trust each paid cash distributions/dividends of $0.42 and $0.52, respectively, per Series A preferred limited partner unit (or preferred security).

NOTE 6 - MERGER BETWEEN IAC, INC. AND THE ACQUIROR

On June 7, 1999, pursuant to the Merger, each outstanding share of IAC, Inc.'s common stock was converted into the right to receive $34 in cash. The Merger and related transactions were accounted for using the purchase method of accounting in accordance with GAAP. Accordingly, the assets and liabilities of the Partnership were adjusted to fair value. The step-up in basis related to IACLLC's and TIC's investment in the Partnership of $511.8 million approximates the fair value of the net assets acquired and was allocated to the assets of the Partnership using push-down accounting based on the excess of their estimated fair value over their historical carrying amount. Accordingly, $131.9 million of the step-up in basis was allocated to land and $379.9 million was allocated to buildings and improvements.

In conjunction with the Merger, IAC, Inc. and the Partnership entered into a separate agreement whereby IAC, Inc. agreed to reimburse the Partnership for all costs of the Merger incurred on IAC, Inc.'s behalf during 1999. In June 1999, the Partnership was reimbursed for $6.6 million of Merger costs, of which $2.6 million had been incurred and expensed during the first quarter of 1999 and $4.0 million was incurred during the second quarter of 1999. Additionally, the Partnership agreed to pay in cash the difference between $34 per share and the exercise price of the vested stock options of IAC, Inc. which were outstanding at the time of the Merger. During the second quarter of 1999, the Partnership's cash payments related to vested stock options totaled $4.1 million, of which $1.8 million was capitalized to real estate under development and $2.3 million was charged to operations as general and administrative expenses.

A more detailed description of the Merger is included in the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 1999.

NOTE 7 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Included in general and administrative expenses are charges from TIC pursuant to an administrative services agreement covering services for risk management, income taxes, human resources and other services totaling $99,000 and $100,000 for the six months ended June 30, 1999 and 1998, respectively, and $27,000 and $33,000 for the three months ended June 30, 1999 and 1998, respectively. TIC and the Partnership jointly purchase employee health care insurance and property and casualty insurance. The Partnership incurred rent totaling $290,000 and

$243,000 for the six months ended June 30, 1999 and 1998, respectively, and $140,000 and $114,000 for the three months ended June 30, 1999 and 1998, respectively, related to leases with TIC that expire at the end of 2003. IAMC incurred rent totaling $51,000 and $95,000 for the three and six months ended June 30, 1999, respectively, related to a lease with TIC. For the three and six months ended June 30, 1998, TIC contributed $1,431,000 and $2,470,000, respectively, in connection with common limited partnership unit and stock issuances under the dividend reinvestment and additional cash investment plan. The Irvine Company made no contributions under the dividend reinvestment and additional cash investment plan in 1999.

In June 1999, all preacquisition costs which had been incurred by the Partnership related to future development sites were transferred at book value to TIC for the development and eventual operation of the sites. TIC reimbursed the Partnership for all of the costs incurred to date totaling approximately $13 million.

Included in accounts payable and accrued liabilities at June 30, 1999 is approximately $782,000 due to TIC. The amount represents a payable to TIC for the reimbursement by TIC of development costs in excess of the amount incurred by the Partnership, net of amounts owed to the Partnership for general and administrative costs incurred by the Partnership on behalf of TIC.

In June 1999, TIC advanced the Partnership $46 million for the repayment of the outstanding balance on the Partnership's unsecured line of credit. The advance accrues interest at 4.87%. Through June 30, 1999, the Partnership incurred approximately $147,000 of interest costs related to the advance.

Prior to the Merger, one of IAC, Inc.'s directors was president and chief executive officer of a bank which participates in the Partnership's credit facility and acts as trustee for the unsecured notes payable. Based on the bank's percentage participation in the credit facility, the amount of interest and fees paid to the bank totaled $122,000 and $101,000 for the six months ended June 30, 1999 and 1998, respectively, and $93,000 and $14,000 for the three months ended June 30, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the activities of the Partnership for the three and six month periods ended June 30, 1999 (unaudited) with the activities of the Partnership for the three and six month periods ended June 30, 1998 (unaudited). The Trust is a limited purpose financing vehicle established by the Partnership and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Partnership.

The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the Partnership's and the Trust's Annual Report on Form 10-K/A for the year ended December 31, 1998.

Certain information set forth below is forward looking and involves various risks and uncertainties. Such information is based upon a number of estimates and assumptions that inherently are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Partnership's control.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

The Partnership's income after payment of minority redeemable preferred interests but before extraordinary item was $17.0 million for the three months ended June 30, 1999, up slightly from $16.9 million for the same period of 1998. The Partnership's financial results improved slightly in 1999 due to the contributions of newly delivered rental units from its development program, properties that stabilized during 1999 and 1998 and an acquisition in 1998, as well as an increase in rental rates within its stabilized portfolio and a slight increase in physical occupancy. These improvements were offset, in part, by an increase in minority redeemable preferred interest due to the issuance of preferred securities in November 1998 and an increase in general and administrative expenses due to the payment of vested stock options in conjunction with the Merger.

REVENUE AND EXPENSE DATA

                                                                           Three Months Ended June 30,

(dollars in thousands)                                                        1999               1998
------------------------------------------------------------------------------------------------------
COMMUNITIES STABILIZED BEFORE 1998 (MORE THAN TWO YEARS)(a)
    Number of communities                                                       51                 51
    Number of units at end of period                                        14,991             14,991
    Operating revenues                                                     $53,313            $50,174
    Property expenses                                                      $11,511            $11,335
    Real estate taxes                                                      $ 3,983            $ 3,904
    Depreciation and amortization of real estate assets                    $ 8,465            $ 7,655

COMMUNITIES STABILIZED IN 1998 (LESS THAN TWO YEARS)(b)(c)
    Number of communities                                                        4
    Number of units at end of period                                           984
    Operating revenues                                                     $ 4,817
    Property expenses                                                      $   940
    Real estate taxes                                                      $   410
    Depreciation and amortization of real estate assets                    $   934

LEASE-UP COMMUNITIES(c)(d)
    Number of communities                                                        4
    Number of units at end of period                                           903
    Operating revenues                                                     $ 3,468
    Property expenses                                                      $   945
    Real estate taxes                                                      $   327
    Depreciation and amortization of real estate assets                    $   565
------------------------------------------------------------------------------------------------------

(a)  Represents "same store" communities.

(b) Represents three communities (768 units) that reached stabilized occupancy (95%) at different dates in 1998 and a 216-unit property acquired during 1998.

(c) No year to year comparison is provided since the properties were not all stabilized for comparable periods.

(d) Represents two communities that started lease-up at different dates in 1998 and two properties that started lease-up in 1999.

OPERATING REVENUES (rental and other income) increased by 16.3% to $61.6 million in the second quarter of 1999, up from $53.0 million in the same period of 1998. Operating revenues rose in 1999 because of higher rental rates and a larger average number of rental units in service, primarily as a result of new development. Newly delivered units along with unit growth in the Partnership's portfolio stabilized less than two years added $8.3 million to operating revenues from eight properties in the second quarter of 1999. Operating revenues generated by communities stabilized more than two years increased 6.3% in 1999 due to an improvement in the portfolio's average rental rate and an increase in average physical occupancy to 94.2% from 93.8%. The average monthly rental rate for these communities increased 5.1% to $1,229 in the second quarter of 1999, from $1,169 in the second quarter of 1998.

PROPERTY EXPENSES increased by 12.3% to $13.4 million in the second quarter of 1999, up from $11.9 million in the same period of 1998. The 1999 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 1998. Property expenses for communities stabilized more than two years increased slightly by $0.2 million to $11.5 million in the second quarter of 1999. Newly delivered units and communities stabilized less than two years added $1.9 million to property expenses from eight properties in the second quarter of 1999. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC in April 1998 to manage the Partnership's properties. The personnel and office costs of IAMC are included in property expenses. For comparative purposes, management fees prior to the formation of IAMC have been included in property expenses.

REAL ESTATE TAXES totaled $4.7 million in the second quarter of 1999 and $4.2 million in the same period of 1998. Real estate taxes increased in the second quarter of 1999 due primarily to the addition of new rental units.

NET INTEREST EXPENSE increased to $7.3 million in the second quarter of 1999 compared to $6.3 million in the same period of 1998. Total interest incurred was $11.6 million in the second quarter of 1999 and $9.4 million in the same period of 1998. Total interest incurred increased due to the impact of the Partnership's unsecured term loan which was outstanding for the entire quarter and increased borrowings on the unsecured line of credit during the quarter, partially offset by lower interest rates in 1999. Capitalized interest totaled $4.3 million in the second quarter of 1999 and $3.1 million in the same period of 1998. The increase in capitalized interest in the second quarter of 1999 was due to the increase in the average qualifying asset balance for projects under development. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

AMORTIZATION OF DEFERRED FINANCING COSTS was $0.5 million in the second quarter of 1999 and 1998.

DEPRECIATION AND AMORTIZATION EXPENSE increased 22.5% to $10.1 million in the second quarter of 1999, up from $8.3 million in the same period of 1998. The increase primarily reflects the completion and delivery of newly developed rental units.

GENERAL AND ADMINISTRATIVE EXPENSE increased to $4.6 million in the second quarter of 1999, up from $2.2 million in the same period of 1998. The increase in 1999 was the result of the payment of vested stock options in conjunction with the Merger, increased salary expenses due to personnel changes and the write-off of certain abandoned costs, net of the reimbursement of Merger costs incurred during the first quarter of 1999.

EXTRAORDINARY ITEM of $42.5 million in the second quarter of 1998 represents charges associated with the Partnership's June 1998 debt refinancing transaction. The charges consisted of the write-off of deferred financing costs, prepayment costs and costs relating to the unwinding of certain swap agreements.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

The Partnership's income after payment of minority redeemable preferred interests but before extraordinary item was $34.7 million for the six months ended June 30, 1999, up from $32.3 million for the same period of 1998. The Partnership's financial results improved in 1999 due to the contributions of newly delivered rental units from its development program, properties that stabilized during 1999 and 1998 and an acquisition in 1998, as well as an increase in rental rates within its stabilized portfolio and a slight increase in physical occupancy. These improvements were offset, in part, by an increase in minority redeemable preferred interest due to the issuance of preferred securities in January and November 1998 and an increase in general and administrative expenses due to the payment of vested stock options in conjunction with the Merger.

REVENUE AND EXPENSE DATA

                                                                          Six Months Ended June 30,

(dollars in thousands)                                                      1999              1998
---------------------------------------------------------------------------------------------------
COMMUNITIES STABILIZED BEFORE 1998 (MORE THAN TWO YEARS)(a)
    Number of communities                                                     51                51
    Number of units at end of period                                      14,991            14,991
    Operating revenues                                                  $105,706           $99,698
    Property expenses                                                   $ 22,414           $22,761
    Real estate taxes                                                   $  7,880           $ 7,859
    Depreciation and amortization of real estate assets                 $ 16,200           $15,337

COMMUNITIES STABILIZED IN 1998 (LESS THAN TWO YEARS)(b)(c)
    Number of communities                                                      4
    Number of units at end of period                                         984
    Operating revenues                                                  $  9,597
    Property expenses                                                   $  1,845
    Real estate taxes                                                   $    821
    Depreciation and amortization of real estate assets                 $  1,826

LEASE-UP COMMUNITIES(c)(d)
    Number of communities                                                      4
    Number of units at end of period                                         903
    Operating revenues                                                  $  5,944
    Property expenses                                                   $  1,511
    Real estate taxes                                                   $    589
    Depreciation and amortization of real estate assets                 $    983
---------------------------------------------------------------------------------------------------

(a)  Represents "same store" communities.

(b) Represents three communities (768 units) that reached stabilized occupancy (95%) at different dates in 1998 and a 216-unit property acquired during 1998.

(c) No year to year comparison is provided since the properties were not all stabilized for comparable periods.

(d) Represents two communities that started lease-up at different dates in 1998 and two properties that started lease-up in 1999.

OPERATING REVENUES (rental and other income) increased by 16.8% to $121.2 million in the first half of 1999, up from $103.8 million in the same period of 1998. Operating revenues rose in 1999 because of higher rental rates and a larger average number of rental units in service, primarily as a result of new development. Newly delivered units along with unit growth in the Partnership's portfolio stabilized less than two years added $15.5 million to operating revenues from eight properties in the first half of 1999. Operating revenues generated by communities stabilized more than two years increased 6.0% in 1999 due to an improvement in the portfolio's average rental rate and an increase in average physical occupancy to 94.3% from 93.9%. The average monthly rental rate for these communities increased 5.3% to $1,226 in the first half of 1999, from $1,164 in the first half of 1998.

PROPERTY EXPENSES increased by 7.8% to $25.8 million in the first half of 1999, up from $23.9 million in the same period of 1998. The 1999 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 1998. Property expenses for communities stabilized more than two years decreased slightly by $0.3 million to $22.4 million in the first half of 1999. Average monthly property expenses generated by these communities decreased to $249 per unit in the first half of 1999 from $253 per unit in the first half of 1998. Newly delivered units and communities stabilized less than two years added $3.4 million to property expenses from eight properties in the first half of 1999. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC in April 1998 to manage the Partnership's properties. The personnel and office costs of IAMC are included in property expenses. For comparative purposes, management fees prior to the formation of IAMC have been included in property expenses.

REAL ESTATE TAXES totaled $9.3 million in the first half of 1999 and $8.2 million in the same period of 1998. Real estate taxes increased in the first half of 1999 due primarily to the addition of new rental units.

NET INTEREST EXPENSE increased to $14.2 million in the first half of 1999 compared to $13.4 million in the same period of 1998. Total interest incurred was $22.6 million in the first half of 1999 and $19.2 million in the same period of 1998. The increase in interest incurred in the first half of 1999 was primarily due to the unsecured term loan which was outstanding for the entire period and increased borrowings on the unsecured line of credit during the first half of 1999, partially offset by lower interest rates in 1999. Capitalized interest totaled $8.4 million in the first half of 1999 and $5.8 million in the same period of 1998. The increase in capitalized interest in the first half of 1999 was due to the increase in the average qualifying asset balance for projects under development. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

AMORTIZATION OF DEFERRED FINANCING COSTS decreased slightly to $0.9 million in the first half of 1999 compared to $1.0 million in the same period of 1998.

DEPRECIATION AND AMORTIZATION EXPENSE increased 18.6% to $19.3 million in the first half of 1999, up from $16.3 million in the same period of 1998. The increase primarily reflects the completion and delivery of newly developed rental units.

GENERAL AND ADMINISTRATIVE EXPENSE increased to $8.9 million in the first half of 1999, up from $4.3 million in the same period of 1998. The increase in 1999 was the result of payments of vested stock options in conjunction with the Merger, increased salary expenses due to personnel changes and the write-off of certain abandoned costs.

EXTRAORDINARY ITEM of $42.5 million in the first half of 1998 represents charges associated with the Partnership's June 1998 debt refinancing transaction. The charges consisted of the write-off of deferred financing costs, prepayment costs and costs relating to the unwinding of certain swap agreements.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Partnership to the preferred limited partners in both the short and long term.

LIQUIDITY: The Partnership expects to meet its short-term and long-term liquidity requirements, such as construction costs and scheduled debt maturities, through the refinancing of long-term debt or borrowings from financial institutions. The Partnership's unsecured revolving credit facility and $100 million unsecured term loan were amended in June 1999. The unsecured revolving credit facility and unsecured term loan were amended and restated to accommodate the Merger and to allow TIC and certain of its affiliates to beneficially own and control all of the outstanding common partnership units in the Partnership and IACLLC to become the sole general partner of the Partnership. The Partnership's amended $125 million unsecured revolving credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on the credit ratings on the Partnership's senior unsecured long-term indebtedness. Availability under the credit facility was $93.9 million at June 30, 1999.

SHELF REGISTRATION STATEMENTS: On May 14, 1997, the Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. On October 1, 1997, the Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes pursuant to its shelf registration statement. In June 1999, the Partnership cancelled the remaining availability of $250 million under the shelf registration statement, including the Prospectus Supplement dated April 9, 1998 filed for the future issuance of Medium-Term Notes. The Partnership no longer plans to issue additional securities under the shelf registration statement.

PREFERRED INTERESTS: In January 1998, the Trust issued 6.0 million 8 1/4% Series A Preferred Securities. The proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Partnership. The Partnership used the $150 million of proceeds, net of costs and expenses, all of which where paid by the Partnership, to repay all outstanding borrowings under the credit facility and to fund development and an acquisition. In November 1998, the Partnership issued 2.0 million of 8 3/4% Series B Preferred Limited Partner Units. The Partnership used the net proceeds to reduce the outstanding balance on its unsecured line of credit.

DEBT: The Partnership's conventional debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of IAC, Inc.'s December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2000 to 2008. The weighted average effective interest rate on the Partnership's debt, including the non-cash charges of amortization of deferred financing costs, was 6.12% at June 30, 1999. In June 1998, the Partnership completed a $334 million offering of unsecured tax-exempt debt at an average interest rate of 4.93% in three tranches ranging from 10 to 15 years. Proceeds from the offering were used to repay the Partnership's existing tax-exempt mortgage debt and to pay costs associated with prepayment penalties and the unwinding of certain swap agreements.

DEBT STRUCTURE AT JUNE 30, 1999

                                                           Debt   Weighted Average
(dollars in millions)                                   Balance      Interest Rate
----------------------------------------------------------------------------------
Fixed rate debt
   Conventional mortgage financings                      $128.1              7.12%
   Mortgage notes payable to The Irvine Company            49.1              5.75%
   Tax-exempt assessment district debt                      5.3              6.29%
   Unsecured tax-exempt bond financings                   334.2              4.93%
   Unsecured notes payable                                 99.3              7.10%
   Unsecured term loan                                    100.0              6.51%
----------------------------------------------------------------------------------
    Total fixed rate debt                                 716.0              5.91%
----------------------------------------------------------------------------------
Variable rate debt
   Tax-exempt mortgage bond financings                     18.0              4.28%
   Tax-exempt assessment district debt                     15.9              5.53%
   Unsecured line of credit
----------------------------------------------------------------------------------
    Total variable rate debt                               33.9              4.87%
----------------------------------------------------------------------------------
    Total debt                                           $749.9              5.86%
==================================================================================

OPERATING ACTIVITIES: Cash provided by operating activities was $64.0 million and $30.2 million in the first half of 1999 and 1998, respectively. Cash provided by operating activities increased in the first half of 1999 compared to the same period in 1998 due to an extraordinary item related to debt extinguishment in the first half of 1998, higher revenues from newly developed and acquired apartment units, as well as an increase in revenues within the Partnership's stabilized portfolio achieved through higher rental rates and occupancy.

INVESTING ACTIVITIES: Cash used in investing activities was $76.7 million and $105.1 million in the first half of 1999 and 1998, respectively. This decrease reflects decreased development activity in the first half of 1999 as compared to 1998.

FINANCING ACTIVITIES: Cash provided by financing activities was $18.2 million and $75.4 million in the first half of 1999 and 1998, respectively. The Partnership received net proceeds of $144 million from the issuance of 8 1/4% Series A Preferred Limited Partner Units in the first quarter of 1998. These proceeds were used to pay all outstanding borrowings under the credit facility and for development. The Partnership received proceeds of $334.2 million from the issuance of tax-exempt bonds in June 1998. These proceeds were used to repay existing tax-exempt mortgage bonds and to pay costs associated with the offering. The Partnership received an advance from TIC of $46 million in June 1999. These proceeds were used to pay all outstanding borrowings under the credit facility. The Partnership (and the Trust) made distributions of $6.2 million to holders of the Trust's Series A Preferred Securities in the first half of 1999 compared to $5.5 million in the first of 1998. In addition, the Partnership made distributions of $2.2 million to holders of the Partnership's Series B Preferred Limited Partner interests in the first half of 1999.

CAPITAL EXPENDITURES

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $3.2 million and $1.9 million in the first half of 1999 and 1998, respectively. Capital investments in real estate assets totaled $73.5 million and $103.2 million in the first half of 1999 and 1998, respectively. These investments consisted of new development and nonrecurring capital replacements.

RECURRING CAPITAL IMPROVEMENTS WITHIN ALL STABILIZED COMMUNITIES: The following table details expenditures for recurring capital improvements for all stabilized communities for the first half of 1999.

                                                               Six Months Ended
(dollars in thousands)                                            June 30, 1999
-------------------------------------------------------------------------------
Carpet replacements                                                      $  838
Exterior building enhancements, siding and stucco                           389
Upgrades, renovations and major building items                               84
Appliances, water heaters and air conditioning                              172
Roofing, concrete and pavement                                              659
Equipment and other                                                       1,089
-------------------------------------------------------------------------------
Total                                                                    $3,231
===============================================================================

RECURRING CAPITAL IMPROVEMENTS WITHIN COMMUNITIES STABILIZED BEFORE 1998:
Expenditures for recurring capital improvements within communities stabilized before 1998 totaled $3.1 million and $1.9 million in the first half of 1999 and 1998, respectively. Average recurring capital improvements per unit were $209 and $129 in the first half of 1999 and 1998, respectively. Expenditures for recurring capital improvements for the full year 1999 are expected to be similar to full year 1998 levels. The Partnership has a policy of capitalizing expenditures related to new assets, acquisitions, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life.

RECURRING CAPITAL IMPROVEMENTS WITHIN COMMUNITIES STABILIZED IN OR AFTER 1998:
Expenditures for recurring capital improvements within communities stabilized in or after 1998 totaled $96,000 for the first half of 1999. Expenditures for recurring capital improvements are expected to be $144,000 for the full year 1999.

NONRECURRING CAPITAL REPLACEMENTS: Nonrecurring capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for nonrecurring capital replacements totaled $2.8 million in the first half of 1999. These expenditures were made at six properties. Costs to complete the special programs at the six properties are expected to be approximately $8.5 million which will be spent over the next two years.

CAPITAL INVESTMENTS IN NEW DEVELOPMENT: Currently, the Partnership has eight apartment communities under development or construction that will require total expenditures of approximately $587 million, of which $260 million had been incurred as of June 30, 1999. Funding for these developments is expected to come from borrowings from financial institutions, including the Partnership's $125 million unsecured revolving credit facility (of which $93.9 million was available as of June 30, 1999), and refinancing of long-term debt. The Partnership has no plans for future development beyond the eight apartment communities currently under development.

CONSTRUCTION INFORMATION

                                                                                 Commencement             Total
                                                                  Commencement     of Leasing   Estimated Costs
Apartment Community                         Location   Units   of Construction       Activity     (in millions)
---------------------------------------------------------------------------------------------------------------
On Ranch:
   Brittany at Oak Creek(1)                   Irvine     393             12/97           1/99              $ 45
   Park Place                                 Irvine   1,226              9/98                              219
---------------------------------------------------------------------------------------------------------------
                                                       1,619                                                264
---------------------------------------------------------------------------------------------------------------
Off Ranch:
   Arcadia at Stonecrest(1)                San Diego     336              4/98           2/99                44
   La Jolla Palms                           La Jolla     232              5/98                               50
   The Villas at Bair Island Marina     Redwood City     155              6/98                               40
   1221 Ocean Avenue                    Santa Monica     120              8/98                               82
   Lonestar                             Redwood City     206             11/98                               49
   Olson Ranch                             Sunnyvale     300             11/98                               58
---------------------------------------------------------------------------------------------------------------
                                                       1,349                                                323
---------------------------------------------------------------------------------------------------------------
      Total                                            2,968                                               $587
===============================================================================================================

(1) These two properties were in lease-up at June 30, 1999, with 365 units delivered and 268 units occupied.

The timing of future commencement and completion of construction, the commencement of leasing activity and initial stabilized occupancy and estimated costs of apartment communities that are in development are only estimates. Actual results will depend on numerous factors, many of which are beyond the control of the Partnership. These include the extent and timing of economic growth in the Partnership's rental markets; future trends in the pricing of construction materials and labor; product design changes; entitlement decisions by local government authorities; weather patterns; changes in interest rate levels; and other changes in capital markets. No assurance can be given that the timing or estimates set forth in the foregoing table will not vary substantially from actual results.

IRVINE RANCH MASTER PLAN

The Irvine Company is a real estate investment and community development firm engaged in the long-term development of the Irvine Ranch. The urbanization of the Irvine Ranch began in the 1960s with the adoption of the pioneering comprehensive Master Plan for future community development which originally constituted a large map of the Irvine Ranch and a series of supporting maps detailing land uses. Subsequently, The Irvine Company worked closely with the various local jurisdictions which govern the Irvine Ranch to adopt general plans for the future development of their jurisdictions. The Irvine Company's overall Master Plan was refined to accord with the approved general plans and the residential, commercial, industrial, environmental and aesthetic balance desired by each jurisdiction. As a result, today the Irvine Ranch Master Plan is a compilation of the various interlocking general plans described above. The Irvine Company continuously engages in planning activities and the Master Plan refinement process is ongoing. The Irvine Company works closely with local government representatives, community residents and other civic and environmental groups to obtain the necessary local support and entitlement for its developments. The goal of the Master Plan was and remains to create innovative urban and suburban environments through the well-planned, coordinated development of residential communities and employment centers (which include major business and retail centers, and research and development and industrial parks) as well as civic, cultural, recreational, educational and other supportive facilities, all with an emphasis on improving the quality of life and achieving long-term balanced regional economic growth.

The success of the Irvine Ranch as a master-planned development is, in the large part, attributable to the early creation of a broad employment base. The Irvine Company has emphasized the promotion of job creation on the Irvine Ranch and has been involved in creating four major employment centers on the Irvine Ranch, each easily accessible by apartment residents and the surrounding area. The Irvine Company has been the sole developer of the Irvine Spectrum, a 5,000-acre research, technology and employment center which houses more than 2,200 companies and approximately 44,000 employees and includes 25 million square feet of research and development and office space. The Irvine Business Complex, which surrounds the John Wayne airport, houses over 100,000 employees and includes more than 24 million square feet of office and other commercial space and over 14 million square feet of industrial space. Newport Center contains over 4.5 million square feet of office space, a 1.3 million square-foot regional mall (Fashion Island), a tennis club and two country clubs. In addition, The Irvine Company donated land to the University of California at Irvine, a 1,489-acre campus which currently has more than 17,700 students and 6,200 employees. The proximity of the Irvine Ranch properties to these employment centers makes them attractive residential locations.

YEAR 2000 PROJECT

GENERAL: As is the case with many computer and microprocessor-based systems, certain of the Partnership's system use two digit date fields which recognize dates using the assumption that the first two digits are "19" (i.e., the number "99" is recognized as the year "1999"). Because of the nature of its operations, the Partnership does not believe that its business, results of operations or financial condition will be materially adversely affected by a failure of these systems. Nonetheless, the Partnership has initiated a plan to assess (and remediate, as necessary) its computer and microprocessor-based systems.

STATE OF YEAR 2000 READINESS: The Partnership's Year 2000 project is divided into four general exposure types--infrastructure, applications software, third-party suppliers and customers ("third parties"), and process control and instrumentation ("PC&I"). The general resolution phases common to all sections are: (1) compiling potential Year 2000-sensitive items; (2) assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to the Partnership; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; and (5) testing material items.

The completion percentages of the general resolution phases are based on the level of effort expended to date versus the level of effort estimated to be necessary to complete the task.

The infrastructure and applications software sections consist of hardware and systems software. As of June 30, 1999, all infrastructure requiring repair has been repaired or replaced and is believed to be Year 2000 compliant. As of June 30, 1999, approximately 95% of the Partnership's applications software had been confirmed to be Year 2000 compliant. The Partnership expects to complete the remaining assessment and repair or replacement, including testing, during the third quarter of 1999.

The third parties section consists of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 issue. The state of readiness of the Partnership's third parties is based primarily on representations from such parties. The Partnership has queried 100% of its significant suppliers and subcontractors that do not share information systems with the Partnership. The Partnership has received written Year 2000 status letters from all of the significant suppliers and subcontractors queried. Of the significant suppliers and subcontractors queried, 100% had a plan to remediate any Year 2000 issues and 100% had begun assessing their systems, but none had completed their plan or were Year 2000 compliant. Follow-up inquiries are scheduled through the remainder of 1999, at which time the Partnership will implement contingency plans or other alternatives, as necessary, depending on the third parties' Year 2000 readiness. To date, the Partnership is not aware of any third parties with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that third parties will be Year 2000 ready.

Plans detailing the tasks and resources required for the PC&I section are in place. This section includes the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the Partnership. PC&I equipment includes security systems, lighting systems, HVAC systems and sprinkler systems. As of June 30, 1999, the Partnership had assessed the Year 2000 readiness in approximately 90% of its PC&I systems. The Partnership believes that the repair or replacement and testing of PC&I equipment is approximately 25% complete. The Partnership expects to complete the repair or replacement of its PC&I systems requiring repair by the third quarter of 1999, with all testing scheduled to be completed by year-end 1999.

COSTS: The Partnership has incurred less than $50,000 in connection with its Year 2000 remediation efforts. The Partnership estimates its future costs related to its Year 2000 remediation efforts to be less than $50,000. Overall, the Partnership does not expect its Year 2000 expenditures to be material to the Partnership's business, results of operations or financial condition.

RISK AND CONTINGENCY PLANNING: Management of the Partnership believes it has a program in place to adequately resolve the Year 2000 issue in a timely manner. As noted above, the Partnership has not yet completed all necessary resolution phases of the Year 2000 project. In the event that the Partnership does not complete any additional phases related to its infrastructure, applications software or PC&I, the Partnership does not believe that there will be a material adverse effect on its business, results of operations or financial condition. A Year 2000 failure by an important third party could materially disrupt the Partnership's operations. For example, a Year 2000 failure by one or more of the financial institutions or utility companies with which the Partnership does business could cause the Partnership to lose access to its funds or could restrict the Partnership's ability to borrow or operate a property. A Year 2000 failure by a trustee or transfer agent or by The Depository Trust Company could restrict the Partnership's ability to pay interest on its bonds or to pay dividends or distributions on its preferred securities. In addition, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect the Partnership. The Partnership could be subject to litigation relating to the adverse effects resulting from the Year 2000 issue. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The Partnership currently has no contingency plans in place in the event it does not complete all resolution phases of the Year 2000 project. The Partnership plans to periodically evaluate the status of completion and determine whether such a plan is necessary.

The Partnership's assessment of its risks, and its expectations as to future Year 2000 compliance, are forward-looking statements.

IMPACT OF INFLATION

The Partnership's business is affected by general economic conditions, including the impact of inflation and interest rates. Substantially all of the Partnership's leases allow, at time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Partnership to seek increases in rents. Substantially all leases are for a period of one year or less. The short-term nature of these leases generally serves to minimize the risk to the Partnership of the adverse effects of inflation. For construction, the Partnership enters into various contracts for the development and construction of new apartment communities. These are fixed-fee contracts and thus partially insulate the Partnership from inflationary risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Refer to the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1998 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 1998.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        During the second quarter of 1999, TIC Acquisition LLC, a Delaware limited liability company indirectly wholly owned by The Irvine Company, was merged with and into Irvine Apartment Communities, Inc. with TIC Acquisition LLC remaining as the surviving entity and renamed Irvine Apartment Communities LLC. As a result of the Merger and a related transaction, an aggregate of 20,175,892 common shares were purchased on June 7, 1999 for $686.0 million in cash at $34 per common share and an aggregate of 74,523 common limited partnership units were purchased for $2.5 million in cash at $34 per common limited partnership unit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The following occurred during the second quarter of 1999:

        On June 7, 1999 at Irvine Apartment Communities, Inc.'s Special Meeting of Shareholders, the Merger of Irvine Apartment Communities, Inc. with and into TIC Acquisition LLC was approved by the shareholders, with 15,782,695 votes cast for the Merger, 591,650 votes cast against the Merger, 48,538 abstentions and 286,672 broker non-votes.

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

        Exhibit No. 10.1:  First Amended and Restated Revolving Credit Agreement
                           dated as of June 7, 1999

        Exhibit No. 10.2:  Amended and Restated Unsecured Loan Agreement dated as of June 7, 1999 by and among the Partnership, the Banks listed therein, Wells Fargo Bank, N.A., as Co-Arranger and Administrative Agent, and U.S. Bank National Association, as Co-Arranger.

        Exhibit No. 27.1:  Financial Data Schedule for Irvine Apartment
                           Communities, L.P.

        Exhibit No. 27.2:  Financial Data Schedule for IAC Capital Trust.

        (b) During the second quarter of 1999, the Partnership filed the following current report on Form 8-K:

               1. On June 22, 1999, the Partnership filed a Current Report on Form 8-K relating to the merger of Irvine Apartment Communities, Inc. with and into TIC Acquisition LLC on June 7, 1999, which included pro forma information as of and for the three months ended March 31, 1999 and for the year ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                       IRVINE APARTMENT COMMUNITIES, L.P.

                                       By: Irvine Apartment Communities LLC
                                           its sole general partner


Date:  August 10, 1999                 By: /s/ Michael D. McKee
                                           -------------------------------------
                                           Michael D. McKee
                                           Executive Vice President,
                                           Chief Financial Officer and Secretary



                                       IAC CAPITAL TRUST


Date:  August 10, 1999                 By: /s/ David A. Patty
                                           -------------------------------------
                                           David A. Patty
                                           Regular Trustee

                                 EXHIBIT INDEX

             Exhibit
             Number                             Description
             ------                             -----------

        Exhibit No. 10.1:  First Amended and Restated Revolving Credit Agreement
                           dated as of June 7, 1999

        Exhibit No. 10.2:  Amended and Restated Unsecured Loan Agreement dated as of June 7, 1999 by and among the Partnership, the Banks listed therein, Wells Fargo Bank, N.A., as Co-Arranger and Administrative Agent, and U.S. Bank National Association, as Co-Arranger.

        Exhibit No. 27.1:  Financial Data Schedule for Irvine Apartment
                           Communities, L.P.

        Exhibit No. 27.2:  Financial Data Schedule for IAC Capital Trust.