Form 10-Q
period 1999-09-30
IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 1999-11-12
CIK 1038358, 1048922

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Period Ended SEPTEMBER 30, 1999.
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from ________ to ___________


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

              Irvine Apartment Communities, L.P.:  Yes   [X]    No    [ ]
              IAC Capital Trust:                   Yes   [X]    No    [ ]

    Indicate the number of units outstanding of each of the issuer's classes of common partnership units, as of the latest practical date. Irvine Apartment Communities, L.P.: units of common partnership interest - 45,202,827 units as of November 12, 1999.

================================================================================

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST


                                      INDEX

                                                                                       PAGE
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements - Irvine Apartment Communities, L.P.

        -   Consolidated Balance Sheets as of September 30, 1999 and December
            31, 1998                                                                    1

        -   Consolidated Statements of Operations for the three and nine months
            ended September 30, 1999 and 1998                                           2

        -   Consolidated Statements of Changes in Partners' Capital for the nine
            months ended September 30, 1999 and 1998                                    3

        -   Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1999 and 1998                                                 4

        Financial Statements - IAC Capital Trust

        _   Balance Sheets as of September 30, 1999 and December 31, 1998               5

        _   Statements of Operations and Equity for the three months ended
            September 30, 1999 and 1998, the nine months ended September 30,
            1999 and for the period January 20, 1998 (commencement of
            operations) to September 30, 1998                                           6

        _   Statements of Cash Flows for the nine months ended September 30,
            1999 and for the period January 20, 1998 (commencement of
            operations) to September 30, 1998                                           7

        Notes to Consolidated Financial Statements                                      8 to 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                  14 to 24

Item 3. Quantitative and Qualitative Disclosures About Market Risk                     25

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                              25

Item 2. Changes in Securities and Use of Proceeds                                      25

Item 3. Defaults Upon Senior Securities                                                25

Item 4. Submission of Matters to a Vote of Security Holders                            25

Item 5. Other Information                                                              25

Item 6. Exhibits and Reports on Form 8-K                                               25

        SIGNATURES                                                                     26

                       Irvine Apartment Communities, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                     September 30,    December 31,
(in thousands)                                                                                           1999            1998
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (unaudited)
ASSETS
Real estate assets, at cost
        Land                                                                                          $   400,233     $   248,105
        Buildings and improvements                                                                      1,624,598       1,172,877
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        2,024,831       1,420,982
        Accumulated depreciation                                                                         (312,612)       (281,449)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        1,712,219       1,139,533
        Under development, including land                                                                 229,919         205,371
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        1,942,138       1,344,904
Cash and cash equivalents                                                                                  73,510           4,888
Restricted cash                                                                                             1,896           1,653
Deferred financing costs, net                                                                              11,865          12,159
Other assets                                                                                               34,205          11,020
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $ 2,063,614     $ 1,374,624
=================================================================================================================================
LIABILITIES
Mortgages and notes payable                                                                           $   895,923     $   751,818
Accounts payable and accrued liabilities                                                                   51,039          38,871
Security deposits                                                                                          10,604           9,467
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          957,566         800,156

REDEEMABLE PREFERRED INTERESTS
Redeemable Series A preferred limited partner units, 6,000 preferred partnership units outstanding        144,133         144,097
Redeemable Series B preferred limited partner units, 2,000 preferred partnership units outstanding         48,697          48,692
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          192,830         192,789
---------------------------------------------------------------------------------------------------------------------------------

PARTNERS' CAPITAL
General partner, 20,176 common partnership units at September 30, 1999 and 20,164 at December 31, 1998    682,448         195,858
Common limited partners, 25,027 common partnership units at September 30, 1999 and December 31, 1998      230,770         185,821
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          913,218         381,679
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $ 2,063,614     $ 1,374,624
=================================================================================================================================


See accompanying notes.
                                     Page 1

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Nine Months                         Three Months
                                                                Ended September 30,                 Ended September 30,
(unaudited, in thousands, except per unit amounts)             1999             1998               1999              1998
--------------------------------------------------------------------------------------------------------------------------
REVENUES
Rental income                                              $179,950         $155,778            $62,036           $54,663
Other income                                                  5,427            4,401              2,094             1,753
Interest income                                                 881            1,234                569               121
--------------------------------------------------------------------------------------------------------------------------
                                                            186,258          161,413             64,699            56,537
--------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property expenses                                            39,463           36,003             13,693            12,090
Real estate taxes                                            14,324           12,629              5,034             4,471
Interest expense, net                                        22,427           20,530              8,184             7,118
Amortization of deferred financing costs                      1,399            1,435                472               479
Depreciation and amortization                                31,653           24,879             12,318             8,578
General and administrative                                   11,631            6,559              2,690             2,232
--------------------------------------------------------------------------------------------------------------------------
                                                            120,897          102,035             42,391            34,968
--------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM AND REDEEMABLE
    PREFERRED INTERESTS                                      65,361           59,378             22,308            21,569
Extraordinary item related to debt extinguishment                            (42,451)
--------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE REDEEMABLE PREFERRED INTERESTS                 65,361           16,927             22,308            21,569
Redeemable preferred interests                               12,563            8,628              4,188             3,094
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $52,798           $8,299            $18,120           $18,475
==========================================================================================================================

ALLOCATION OF NET INCOME:
General Partner                                             $23,565           $3,682             $8,087            $8,226
Common Limited Partners                                     $29,233           $4,617            $10,033           $10,249
=========================================================================================================================

EARNINGS PER COMMON UNIT:
Basic and diluted                                             $1.17            $0.18              $0.40             $0.41
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING:
Basic                                                        45,201           44,971             45,203            45,079
Diluted                                                      45,201           45,065             45,203            45,153
=========================================================================================================================

See accompanying notes.

                       Irvine Apartment Communities, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                            Irvine Apartment
                                       Irvine Apartment     Communities, Inc.
(unaudited, in thousands)              Communities LLC        (predecessor)        Limited Partners             Total
------------------------------------------------------------------------------------------------------------------------
PARTNERS' CAPITAL

Balance at January 1, 1998                                        $ 210,920             $ 210,307             $ 421,227
    Net income                                                        3,682                 4,617                 8,299
    Contributions                                                     6,109                 3,047                 9,156
    Distributions                                                   (22,679)              (28,322)              (51,001)
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                     $ 198,032             $ 189,649             $ 387,681
========================================================================================================================

Balance at January 1, 1999                                        $ 195,858             $ 185,821             $ 381,679
    Net income                                $ 9,408                14,157                29,233                52,798
    Contributions                                                       394                                         394
    Distributions                              (7,142)               (7,768)              (18,494)              (33,404)
    Merger Transaction  (Note 6)              680,182              (202,641)               34,210               511,751
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999               $ 682,448            $        0             $ 230,770             $ 913,218
========================================================================================================================


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Nine Months Ended September 30,
(unaudited, in thousands)                                                                   1999                1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $52,798              $8,299
Adjustments to reconcile net income to net cash provided by operating activities:
      Write-off of deferred financing costs                                                                     8,314
      Amortization of deferred financing costs                                              1,399               1,435
      Depreciation and amortization                                                        31,653              24,879
      Redeemable preferred interest                                                        12,563               8,628
      Increase (decrease) in cash attributable to changes in assets and liabilities:
           Restricted cash                                                                   (243)               (172)
           Other assets                                                                     1,760              (7,224)
           Accounts payable and accrued liabilities                                        14,778              13,333
           Security deposits                                                                1,137               1,621
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                 115,845              59,113
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                       (4,800)             (3,572)
Capital investments in real estate assets                                                (114,016)           (176,081)
----------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                    (118,816)           (179,653)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable                                                 185,643             478,190
Payments on mortgages and notes payable                                                   (66,978)           (446,404)
Advances from affiliate                                                                    71,700
Payment to affiliate                                                                      (71,700)
Additions to deferred financing costs                                                      (1,105)             (3,180)
Net proceeds from issuance of redeemable preferred limited partner units                                      144,035
Distributions to redeemable preferred limited partner unit holders                        (12,563)             (8,628)
Contributions from partners                                                                                     8,916
Distributions to partners                                                                 (33,404)            (51,001)
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                  71,593             121,928
----------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  68,622               1,388
Cash and Cash Equivalents at Beginning of Period                                            4,888               4,624
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $73,510              $6,012
======================================================================================================================

Supplemental Disclosure of Cash Flow Information
      Interest paid, net of amounts capitalized                                           $16,407             $15,405
======================================================================================================================

See accompanying notes.

                                       IAC Capital Trust

                                         BALANCE SHEETS

                                                                                                September 30,     December 31,
(dollars in thousands)                                                                              1999             1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (unaudited)
ASSETS
Cash                                                                                                $       5        $       5
Investment in Subsidiary                                                                              150,000          150,000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    $ 150,005        $ 150,005
===============================================================================================================================

LIABILITIES AND EQUITY
Redeemable Preferred Securities, 25,000,000 securities authorized
        Redeemable Series A Preferred Securities, 6,900,000 securities authorized,
        6,000,000 securities issued and outstanding                                                 $ 150,000        $ 150,000
Equity
        Common Securities, 20,000 securities authorized, 200 securities issued and outstanding              5                5
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    $ 150,005        $ 150,005
===============================================================================================================================

See accompanying notes.

                               IAC Capital Trust

                      STATEMENTS OF OPERATIONS AND EQUITY

                                                                                 For the Period
                                                                               January 20, 1998
                                                                                  (commencement
                                                         Nine Months Ended     of operations) to  Three Months Ended September 30,
(unaudited, in thousands, except per security amounts)  September 30, 1999    September 30, 1998        1999                1998
--------------------------------------------------------------------------------------------------------------------------------

REVENUE
--------------------------------------------------------------------------------------------------------------------------------
Income from investment in subsidiary                                $9,281                $8,628      $3,093              $3,094
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST                          9,281                 8,628       3,093               3,094
Redeemable preferred interest                                        9,281                 8,628       3,093               3,094
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $    0                $    0      $    0              $    0
================================================================================================================================

EARNINGS PER SECURITY:
Basic and diluted                                                   $ 0.00                $ 0.00      $ 0.00              $ 0.00
================================================================================================================================

Equity - beginning of period                                        $    5
Issuance of common securities                                                             $    5
Net income                                                               0                     0
--------------------------------------------------------------------------------------------------------------------------------
EQUITY - END OF PERIOD                                              $    5                $    5
================================================================================================================================


See accompanying notes.

                                IAC Capital Trust

                            STATEMENTS OF CASH FLOWS


                                                                                                        For the Period
                                                                                                       January 20, 1998
                                                                                                        (commencement
                                                                               Nine Months Ended      of operations) to
(unaudited, in thousands)                                                      September 30, 1999     September 30, 1998
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $        0              $        0
Adjustments to reconcile net income to net cash provided by operating activities:
Redeemable preferred interest                                                              9,281                   8,628
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                  9,281                   8,628
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary                                                                                        (150,000)
------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                          0                (150,000)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common securities                                                                            5
Proceeds from issuance of redeemable preferred securities                                                        150,000
Distributions to preferred securities holders                                             (9,281)                 (8,628)
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                 (9,281)                141,377
------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      0                       5
Cash and Cash Equivalents at beginning of period                                               5                       0
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $        5              $        5
========================================================================================================================


See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION

Irvine Apartment Communities, L.P., a Delaware limited partnership (the "Partnership"), was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. ("IAC, Inc.") obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company ("TIC") transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the "Acquiror"), a Delaware limited liability company indirectly wholly owned by TIC (the "Merger"), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC ("IACLLC"). As a result of the Merger and a related transaction in which TIC acquired an additional 74,523 common limited partnership units, TIC and certain of its affiliates beneficially own and control all of the outstanding common partnership units in the Partnership and IACLLC became the sole general partner of the Partnership. At September 30, 1999, IACLLC had a 44.6% general partnership interest and TIC and certain of its affiliates had a 55.4% common limited partnership interest in the Partnership. The Partnership's management and operating decisions are under the unilateral control of IACLLC.

The Partnership owns, operates and develops apartment communities in Orange County, California and, beginning in 1997, other locations in California. As of September 30, 1999, the Partnership owned 65 apartment communities representing 17,166 operating apartment units and 2,315 units under development (collectively, the "Properties"). In May 1997, the Partnership broke ground on its first property outside of the Irvine Ranch, an apartment community located in Northern California's Silicon Valley. In March 1998, the Partnership and Western National Property Management announced the formation of a strategic alliance that, in April 1998, assumed all property management responsibilities for the Partnership's Southern California portfolio. The new entity, Irvine Apartment Management Company ("IAMC"), is owned 51% by the Partnership and 49% by Western National Property Management. Effective January 1, 1999, IAMC's property management responsibilities were expanded to include the Partnership's entire portfolio.

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

The Partnership evaluates performance and allocates resources primarily based on the net operating income ("NOI") of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $131,590,000 and $111,547,000 for the nine months ended September 30, 1999 and 1998, respectively, and $45,403,000 and $39,855,000 for the three months ended September 30, 1999 and 1998, respectively. All other segment disclosures are included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 1999 and December 31, 1998, and the revenues and expenses for the three and nine months ended September 30, 1999 and 1998. Actual results could differ from those estimates.

Certain amounts in the 1998 financial statements have been reclassified to conform with financial statement presentations in 1999.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership's and the Trust's Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

Tax-Exempt Mortgage Bond Financings: In September 1999, the Partnership completed a $32 million offering of tax-exempt mortgage bond financings (the "Bonds") for the construction of a 201-unit apartment community (the "Project") at the Partnership's Park Place property. The Bonds represent loans payable that are collateralized by a deed of trust granting a security interest in the Project. Payment of principal and interest on the Bonds is secured by an irrevocable letter of credit issued by Bank of America, National Association. As a result, the Bonds were assigned the ratings of AA-/A1+, Aa1/P1 and AA/F1+ from Standard & Poor's, Moody's and Fitch IBCA, respectively. Monthly principal and interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The Bonds bear interest at a weekly-remarketed tax-exempt rate and are due September 2029. The Bonds had an average floating interest rate inclusive of fees of 4.2% in September 1999. As of September 30, 1999, the Partnership has received proceeds of $6.6 million that represents the land and transaction costs related to the Project. The remaining $25.4 million of proceeds (included as a receivable in other assets) is held by a trustee and will be funded for construction of the Project as costs are incurred.

Conventional Mortgage Financing: In September 1999, the Partnership obtained $115 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by three of the Partnership's apartment communities. The financing is due in monthly installments, bears interest at a fixed rate of 7.37% and matures in September 2010. Proceeds from the financing were used to repay the advances from affiliate (see Note 7) and for general construction purposes.

On October 12, 1999, the Partnership obtained $70 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by three of the Partnership's apartment communities. The financing is due in monthly installments, bears interest at a fixed rate of 7.15% and matures in October 2009. Proceeds from the financing will be used for general construction purposes.

Unsecured Line of Credit: The Partnership's amended $125 million unsecured revolving credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on credit ratings on the Partnership's senior unsecured long-term indebtedness. The Partnership may also enter into letters of credit under the facility. Borrowings under the credit facility, which are guaranteed by the general partner, are available to finance the Partnership's ongoing rental property development and for general working capital needs. The general partner and the Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At September 30, 1999, the general partner and the Partnership were in compliance with all of these covenants. At September 30, 1999, the general partner had letters of credit under the facility totaling $63.5 million related to land and building purchases (see "Capital Investments in New Development"). The letters of credit reduce the remaining amount available under the line of credit. As of September 30, 1999, there was no outstanding balance under the line of credit and $61.5 million was available.

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

NOTE 4 - PARTNERS' CAPITAL

The Partnership paid cash distributions of $0.385 per common partnership unit in the first quarter of 1999. The Partnership did not make any distributions on the common partnership units in the second quarter of 1999. The Partnership paid cash distributions of $0.354 per common partnership unit in the third quarter of 1999. During each of the first and second quarters of 1998, the Partnership paid a cash dividend of $0.375 per common partnership unit. During the third quarter of 1998, the Partnership paid a cash dividend of $0.385 per common partnership unit.

RECONCILIATION OF COMMON PARTNERSHIP UNITS OUTSTANDING

(in thousands, except
percentages)                   Nine Months Ended September 30, 1999           Nine Months Ended September 30, 1998
-------------------------------------------------------------------------------------------------------------------------
                                                        TIC                                       TIC
                                                and certain                               and certain
                                         IAC,        of its                       IAC,         of its
                               IACLLC    Inc.    affiliates    Other     Total    Inc.     affiliates     Other     Total

-------------------------------------------------------------------------------------------------------------------------
Balance at beginning of                20,164        24,952       75    45,191   19,901        24,844        75    44,820
  period
Stock awards issued and
  options exercised                        12                               12       38                                38
Dividend reinvestment and
  additional cash investment                                                        191           108                 299
  plan
Merger Transaction (Note 6)    20,176 (20,176)           75      (75)
-------------------------------------------------------------------------------------------------------------------------
Balance at end of period       20,176                25,027             45,203   20,130        24,952        75    45,157
-------------------------------------------------------------------------------------------------------------------------
Ownership interest at end of   44.6%                 55.4%               100%     44.6%         55.2%       0.2%     100%
  period
-------------------------------------------------------------------------------------------------------------------------

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

The Partnership and the Trust paid cash distributions/dividends of $0.52 per Series A preferred limited partner unit (or preferred security) on March 31, 1999, June 30, 1999, and September 30, 1999, respectively. The Partnership paid cash distributions of $0.55 per Series B preferred limited partner unit on March 31, 1999, June 30, 1999, and September 30, 1999, respectively. During the first quarter of 1998, the Partnership and the Trust each paid a cash distribution/dividend of $0.42 per Series A preferred limited partner unit (or preferred security). During each of the second and third quarters of 1998, the Partnership and the Trust each paid cash distributions/dividends of $0.52 per Series A preferred limited partner unit (or preferred security).

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

NOTE 7 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Included in general and administrative expenses are charges from TIC pursuant to an administrative services agreement covering services for risk management, income taxes, human resources and other services totaling $112,000 and $142,000 for the nine months ended September 30, 1999 and 1998, respectively, and $12,000 and $42,000 for the three months ended September 30, 1999 and 1998, respectively. TIC and the Partnership jointly purchase employee health care insurance and property and casualty insurance. The Partnership incurred rent totaling $454,000 and $366,000 for the nine months ended September 30, 1999 and 1998, respectively, and $165,000 and $123,000 for the three months ended September 30, 1999 and 1998, respectively, related to leases with TIC that expire at the end of 2003. IAMC incurred rent totaling $53,000 and $148,000 for the three and nine months ended September 30, 1999, respectively, and $51,000 and $103,000 for the three and nine months ended September 30, 1998, respectively, related to a lease with TIC. For the three and nine months ended September 30, 1998, TIC contributed $1,293,000 and $3,763,000, respectively, in connection with common limited partnership unit and stock issuances under the dividend reinvestment and additional cash investment plan. TIC made no contributions under the dividend reinvestment and additional cash investment plan in 1999.

During the second and third quarters of 1999, all preacquisition costs which had been incurred by the Partnership related to future development sites were transferred at book value to TIC for the development and eventual operation of the sites. As of September 30, 1999, TIC has reimbursed the Partnership for all of the costs incurred to date totaling approximately $21.7 million.

Included in accounts payable and accrued liabilities at September 30, 1999 is approximately $1.3 million due to TIC. The amount represents a payable to TIC for the reimbursement by TIC of development costs in excess of the amount incurred by the Partnership, net of amounts owed to the Partnership for general and administrative costs and other expenses incurred by the Partnership on behalf of TIC.

In June 1999, TIC advanced the Partnership $46 million for the repayment of the outstanding balance on the Partnership's unsecured line of credit. The advance accrues interest at 4.87%. During the third quarter of 1999, an additional $25.7 million was advanced to the Partnership by TIC. In September 1999, the Partnership repaid the total advance from TIC of $71.7 from the proceeds of the $115 million loan. For the three and nine months ended September 30, 1999, the Partnership incurred approximately $628,000 and $775,000 of interest costs related to the advance.

Prior to the Merger, one of IAC, Inc.'s directors was president and chief executive officer of a bank which participates in the Partnership's credit facility and acts as trustee for the unsecured notes payable. Based on the bank's percentage participation in the credit facility, the amount of interest and fees paid to the bank totaled $93,000 and $122,000 for the three and six months ended June 30, 1999, respectively, and $113,000 and $214,000 for the three and nine months ended September 30, 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the activities of the Partnership for the three and nine month periods ended September 30, 1999 (unaudited) with the activities of the Partnership for the three and nine month periods ended September 30, 1998 (unaudited). The Trust is a limited purpose financing vehicle established by the Partnership and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Partnership.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

The Partnership's income after payment of minority redeemable preferred interests was $18.1 million for the three months ended September 30, 1999, down slightly from $18.5 million for the same period of 1998. The Partnership's net income decreased slightly in 1999 due to the increase in minority redeemable preferred interest resulting from the issuance of preferred securities in November 1998. The decrease was offset, in part, by contributions of newly delivered rental units from its development program, properties that stabilized during 1999 and 1998 and an acquisition in 1998, as well as an increase in rental rates within its stabilized portfolio and a slight increase in physical occupancy.

REVENUE AND EXPENSE DATA
                                                               Three Months Ended September 30,
(dollars in thousands)                                               1999               1998
------------------------------------------------------------------------------------------------
COMMUNITIES STABILIZED BEFORE 1998 (MORE THAN TWO YEARS)
(a)
   Number of communities                                                  51                 51
   Number of units at end of period                                   14,991             14,991
   Operating revenues                                                $54,780            $51,833
   Property expenses                                                 $11,798            $11,162
   Real estate taxes                                                 $ 4,135            $ 4,052
   Depreciation and amortization of real estate assets               $10,261            $ 7,602

COMMUNITIES STABILIZED IN 1998 (LESS THAN TWO YEARS) (b)
(c)
   Number of communities                                                   4
   Number of units at end of period                                      984
   Operating revenues                                                $ 4,943
   Property expenses                                                 $   933
   Real estate taxes                                                 $   428
   Depreciation and amortization of real estate assets               $ 1,063

LEASE-UP COMMUNITIES (c)(d)
   Number of communities                                                   4
   Number of units at end of period                                    1,191
   Operating revenues                                                $ 4,407
   Property expenses                                                 $   962
   Real estate taxes                                                 $   471
   Depreciation and amortization of real estate assets               $   829
------------------------------------------------------------------------------------------------

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


OPERATING REVENUES (rental and other income) increased by 13.7% to $64.1 million in the third quarter of 1999, up from $56.4 million in the same period of 1998. Operating revenues rose in 1999 because of higher rental rates and a larger average number of rental units in service, primarily as a result of new development. Newly delivered units, along with unit growth in the Partnership's portfolio stabilized less than two years, added $9.4 million to operating revenues from eight properties in the third quarter of 1999. Operating revenues generated by communities stabilized more than two years increased 5.7% in 1999 due to an improvement in the portfolio's average rental rate and an increase in average physical occupancy to 94.7% from 94.0%. The average monthly rental rate for these communities increased 4.5% to $1,243 in the third quarter of 1999, from $1,190 in the third quarter of 1998.

PROPERTY EXPENSES increased by 13.3% to $13.7 million in the third quarter of 1999, up from $12.1 million in the same period of 1998. The 1999 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 1998. Property expenses for communities stabilized more than two years increased slightly by $0.6 million to $11.8 million in the third quarter of 1999. Average monthly property expenses generated by these communities increased to $262 per unit in the third quarter of 1999 from $248 per unit in the third quarter of 1998. Newly delivered units and communities stabilized less than two years added $1.9 million to property expenses from eight properties in the third quarter of 1999. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC in April 1998 to manage the Partnership's properties. The personnel and office costs of IAMC are included in property expenses. For comparative purposes, management fees prior to the formation of IAMC have been included in property expenses.

REAL ESTATE TAXES totaled $5.0 million in the third quarter of 1999 and $4.5 million in the same period of 1998. Real estate taxes increased in the third quarter of 1999 due primarily to the addition of new rental units.

NET INTEREST EXPENSE increased to $8.2 million in the third quarter of 1999 compared to $7.1 million in the same period of 1998. Total interest incurred was $12.2 million in the third quarter of 1999 and $10.2 million in the same period of 1998. Total interest incurred increased due to the impact of the Partnership's unsecured term loan which was outstanding for the entire quarter and the impact of the tax-exempt mortgage bonds outstanding during the quarter, partially offset by decreased borrowings on the unsecured line of credit during the quarter. Capitalized interest totaled $3.9 million in the third quarter of 1999 and $3.1 million in the same period of 1998. The increase in capitalized interest in the third quarter of 1999 was due to the increase in the average qualifying asset balance for projects under development. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

AMORTIZATION OF DEFERRED FINANCING COSTS was $0.5 million in the third quarter of 1999 and 1998.

DEPRECIATION AND AMORTIZATION EXPENSE increased 43.6% to $12.3 million in the third quarter of 1999, up from $8.6 million in the same period of 1998. The increase primarily reflects the completion and delivery of newly developed rental units.

GENERAL AND ADMINISTRATIVE EXPENSE increased to $2.7 million in the third quarter of 1999, up from $2.2 million in the same period of 1998. The increase in 1999 was the result of the increased salary expenses due to personnel changes during the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

The Partnership's income after payment of minority redeemable preferred interests but before extraordinary item was $52.8 million for the nine months ended September 30, 1999, up from $50.8 million for the same period of 1998. The Partnership's net income improved in 1999 due to the contributions of newly delivered rental units from its development program, properties that stabilized during 1999 and 1998 and an acquisition in 1998, as well as an increase in rental rates within its stabilized portfolio and a slight increase in physical occupancy. These improvements were offset, in part, by an increase in minority redeemable preferred interest due to the issuance of preferred securities in January and November 1998 and an increase in general and administrative expenses due to the payment of vested stock options in conjunction with the Merger.

REVENUE AND EXPENSE DATA

                                                                 Nine Months Ended September 30,
(dollars in thousands)                                                  1999               1998
------------------------------------------------------------------------------------------------
COMMUNITIES STABILIZED BEFORE 1998 (MORE THAN TWO YEARS)(a)
   Number of communities                                                   51                 51
   Number of units at end of period                                    14,991             14,991
   Operating revenues                                                $160,486           $151,531
   Property expenses                                                 $ 34,212           $ 33,923
   Real estate taxes                                                 $ 12,015           $ 11,911
   Depreciation and amortization of real estate assets               $ 26,462           $ 22,939

COMMUNITIES STABILIZED IN 1998 (LESS THAN TWO YEARS)(b)(c)
   Number of communities                                                    4
   Number of units at end of period                                       984
   Operating revenues                                                $ 14,540
   Property expenses                                                 $  2,778
   Real estate taxes                                                 $  1,249
   Depreciation and amortization of real estate assets               $  2,889

LEASE-UP COMMUNITIES(c)(d)
   Number of communities                                                    4
   Number of units at end of period                                     1,191
   Operating revenues                                                $ 10,351
   Property expenses                                                 $  2,473
   Real estate taxes                                                 $  1,060
   Depreciation and amortization of real estate assets               $  1,812
------------------------------------------------------------------------------------------------

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

OPERATING REVENUES (rental and other income) increased by 15.7% to $185.4 million in the first nine months of 1999, up from $160.2 million in the same period of 1998. Operating revenues rose in 1999 because of higher rental rates and a larger average number of rental units in service, primarily as a result of new development. Newly delivered units, along with unit growth in the Partnership's portfolio stabilized less than two years, added $24.9 million to operating revenues from eight properties in the first nine months of 1999. Operating revenues generated by communities stabilized more than two years increased 5.9% in 1999 due to an improvement in the portfolio's average rental rate and an increase in average physical occupancy to 94.4% from 93.9%. The average monthly rental rate for these communities increased 4.9% to $1,231 in the first nine months of 1999, from $1,173 in the first nine months of 1998.

PROPERTY EXPENSES increased by 9.6% to $39.5 million in the first nine months of 1999, up from $36.0 million in the same period of 1998. The 1999 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 1998. Property expenses for communities stabilized more than two years increased slightly by $0.3 million to $34.2 million in the first nine months of 1999. Average monthly property expenses generated by these communities increased to $254 per unit in the first nine months of 1999 from $251 per unit in the first nine months of 1998. Newly delivered units and communities stabilized less than two years added $5.3 million to property expenses from eight properties in the first nine months of 1999. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC in April 1998 to manage the Partnership's properties. The personnel and office costs of IAMC are included in property expenses. For comparative purposes, management fees prior to the formation of IAMC have been included in property expenses.

REAL ESTATE TAXES totaled $14.3 million in the first nine months of 1999 and $12.6 million in the same period of 1998. Real estate taxes increased in the first nine months of 1999 due primarily to the addition of new rental units.

NET INTEREST EXPENSE increased to $22.4 million in the first nine months of 1999 compared to $20.5 million in the same period of 1998. Total interest incurred was $34.8 million in the first nine months of 1999 and $29.4 million in the same period of 1998. The increase in interest incurred in the first nine months of 1999 was primarily due to the unsecured term loan which was outstanding for the entire period and the tax-exempt mortgage financings, a portion of which was outstanding for the entire period. Capitalized interest totaled $12.3 million in the first nine months of 1999 and $8.9 million in the same period of 1998. The increase in capitalized interest in the first nine months of 1999 was due to the increase in the average qualifying asset balance for projects under development. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

AMORTIZATION OF DEFERRED FINANCING COSTS was $1.4 million in the first nine months of 1999 and 1998.

DEPRECIATION AND AMORTIZATION EXPENSE increased 27.2% to $31.7 million in the first nine months of 1999, up from $24.9 million in the same period of 1998. The increase primarily reflects the completion and delivery of newly developed rental units.

GENERAL AND ADMINISTRATIVE EXPENSE increased to $11.6 million in the first nine months of 1999, up from $6.6 million in the same period of 1998. The increase in 1999 was the result of payments of vested stock options in conjunction with the Merger, increased salary expenses due to personnel changes and the write-off of certain abandoned costs.

EXTRAORDINARY ITEM of $42.5 million in the first nine months of 1998 represents charges associated with the Partnership's June 1998 debt refinancing transaction. The charges consisted of the write-off of deferred financing costs, prepayment costs and costs relating to the unwinding of certain swap agreements.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Partnership to the preferred limited partners in both the short and long term.

LIQUIDITY: The Partnership expects to meet its short-term and long-term liquidity requirements, such as construction costs and scheduled debt maturities, through the refinancing of long-term debt or borrowings from financial institutions. The Partnership's unsecured revolving credit facility and $100 million unsecured term loan were amended in June 1999. The unsecured revolving credit facility and unsecured term loan were amended and restated to accommodate the Merger and to allow TIC and certain of its affiliates to beneficially own and control all of the outstanding common partnership units in the Partnership and IACLLC to become the sole general partner of the Partnership. The Partnership's amended $125 million unsecured revolving credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on the credit ratings on the Partnership's senior unsecured long-term indebtedness. Availability under the credit facility was $61.5 million at September 30, 1999.

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

DEBT: The Partnership's conventional debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of IAC, Inc.'s December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2000 to 2008. The weighted average effective interest rate on the Partnership's debt, including the non-cash charges of amortization of deferred financing costs, was 6.19% at September 30, 1999. In June 1998, the Partnership completed a $334 million offering of unsecured tax-exempt debt at an average interest rate of 4.93% in three tranches ranging from 10 to 15 years. Proceeds from the offering were used to repay the Partnership's existing tax-exempt mortgage debt and to pay costs associated with prepayment penalties and the unwinding of certain swap agreements.

DEBT STRUCTURE AT SEPTEMBER 30, 1999
                                                                 Debt         Weighted Average
(dollars in millions)                                         Balance            Interest Rate
------------------------------------------------------------------------------------------------
Fixed rate debt
   Conventional mortgage financings                            $242.4                  7.24%
   Mortgage notes payable to The Irvine Company .........        48.8                  5.75%
   Tax-exempt assessment district debt ..................         5.3                  6.29%
   Unsecured tax-exempt bond financings .................       334.2                  4.93%
   Unsecured notes payable ..............................        99.3                  7.10%
   Unsecured term loan ..................................       100.0                  6.47%

------------------------------------------------------------------------------------------------
   Total fixed rate debt                                        830.0                  6.11%
------------------------------------------------------------------------------------------------
Variable rate debt
   Tax-exempt mortgage bond financings                           50.0                  4.31%
   Tax-exempt assessment district debt                           15.9                  4.59%
   Unsecured line of credit
------------------------------------------------------------------------------------------------
   Total variable rate debt                                      65.9                  4.38%
------------------------------------------------------------------------------------------------
   Total debt                                                  $895.9                  5.98%
================================================================================================

OPERATING ACTIVITIES: Cash provided by operating activities was $90.5 million and $59.1 million in the first nine months of 1999 and 1998, respectively. Cash provided by operating activities increased in the first nine months of 1999 compared to the same period in 1998 due to an extraordinary item related to debt extinguishment in the first nine months of 1998, higher revenues from newly developed and acquired apartment units, as well as an increase in revenues within the Partnership's stabilized portfolio achieved through higher rental rates and occupancy.

INVESTING ACTIVITIES: Cash used in investing activities was $118.8 million and $179.7 million in the first nine months of 1999 and 1998, respectively. This decrease reflects no acquisitions in the first nine months of 1999 as compared to 1998.

FINANCING ACTIVITIES: Cash provided by financing activities was $97.0 million and $121.9 million in the first nine months of 1999 and 1998, respectively. In 1998, the Partnership received net proceeds of $144 million from the issuance of 8 1/4% Series A Preferred Limited Partner Units and proceeds of $144 million from its unsecured line of credit. The proceeds from the Series A Preferred Securities were used to pay a portion of the outstanding borrowings under the credit facility and for development. The Partnership received proceeds of $334.2 million from the issuance of tax-exempt bonds in June 1998. These proceeds were used to repay existing tax-exempt mortgage bonds and to pay costs associated with the offering. During 1999, the Partnership received advances from TIC totaling $71.7 million. These proceeds were used to pay all outstanding borrowings under the credit facility and for development. In September 1999, the Partnership received proceeds of $6.6 million from the issuance of tax-exempt mortgage bond financings and received proceeds of $115 million from a financial institution. These proceeds were used to pay all outstanding advances from TIC and also for development. The Partnership (and the Trust) made distributions of $9.3 million to holders of the Trust's Series A Preferred Securities in the first nine months of 1999 compared to $8.6 million in the first nine months of 1998. In addition, the Partnership made distributions of $3.3 million to holders of the Partnership's Series B Preferred Limited Partner interests in the first nine months of 1999.

CAPITAL EXPENDITURES

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $4.8 million and $3.6 million in the first nine months of 1999 and 1998, respectively. Capital investments in real estate assets totaled $114.0 million and $176.1 million in the first nine months of 1999 and 1998, respectively. These investments consisted of new development and nonrecurring capital replacements.

RECURRING CAPITAL IMPROVEMENTS WITHIN ALL STABILIZED COMMUNITIES: The following table details expenditures for recurring capital improvements for all stabilized communities for the first nine months of 1999.

                                                           Nine Months Ended
(dollars in thousands)                                    September 30, 1999
----------------------------------------------------------------------------
Carpet replacements                                                 $  1,579
Exterior building enhancements, siding and stucco                        799
Upgrades, renovations and major building items                           381
Appliances, water heaters and air conditioning                           267
Roofing, concrete and pavement                                           935
Equipment and other                                                      839
----------------------------------------------------------------------------
Total                                                               $  4,800
============================================================================

RECURRING CAPITAL IMPROVEMENTS WITHIN COMMUNITIES STABILIZED BEFORE 1998:
Expenditures for recurring capital improvements within communities stabilized before 1998 totaled $4.7 million and $3.6 million in the first nine months of 1999 and 1998, respectively. Average recurring capital improvements per unit were $312 and $238 in the first nine months of 1999 and 1998, respectively. Expenditures for recurring capital improvements for the full year 1999 are expected to be similar to full year 1998 levels. The Partnership has a policy of capitalizing expenditures related to new assets, acquisitions, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life.

RECURRING CAPITAL IMPROVEMENTS WITHIN COMMUNITIES STABILIZED IN OR AFTER 1998:
Expenditures for recurring capital improvements within communities stabilized in or after 1998 totaled $120,000 for the first nine months of 1999. Expenditures for recurring capital improvements are expected to be $144,000 for the full year 1999.

NONRECURRING CAPITAL REPLACEMENTS: Nonrecurring capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for nonrecurring capital replacements totaled $4.4 million in the first nine months of 1999. These expenditures were made at six properties. Costs to complete the special programs at the six properties are expected to be approximately $6.9 million which will be spent over the next two years.

CAPITAL INVESTMENTS IN NEW DEVELOPMENT: Currently, the Partnership has seven apartment communities under development or construction that will require total expenditures of approximately $546 million, of which $256 million had been incurred as of September 30, 1999. Funding for these developments is expected to come from borrowings from financial institutions, including the Partnership's $125 million unsecured revolving credit facility (of which $61.5 million was available as of September 30, 1999), and refinancing of long-term debt. The Partnership has no plans for future development beyond the seven apartment communities currently under development.

CONSTRUCTION INFORMATION

                                                                                                               Total
                                                                                      Commencement         Estimated
                                                                     Commencement       of Leasing             Costs
Apartment Community                           Location    Units   of Construction         Activity     (in millions)
--------------------------------------------------------------------------------------------------------------------
On Ranch:
   Park Place                                   Irvine    1,226              9/98                               $219
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Off Ranch:
   Arcadia at Stonecrest(1)                  San Diego      336              4/98             2/99                44
   La Jolla Palms                             La Jolla      232              5/98                                 50
   The Villas at Bair Island
    Marina                                Redwood City      155              6/98            11/99                40
   1221 Ocean Avenue                      Santa Monica      120              8/98            10/99                86
   Lonestar                               Redwood City      206             11/98                                 49
   Olson Ranch                               Sunnyvale      300             11/98                                 58
--------------------------------------------------------------------------------------------------------------------
                                                          1,349                                                  327
--------------------------------------------------------------------------------------------------------------------
      Total                                               2,575                                                 $546
--------------------------------------------------------------------------------------------------------------------

(1) This property was in lease-up at September 30, 1999, with 260 units delivered and 234 units occupied.

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

YEAR 2000 PROJECT

GENERAL: As is the case with many computer and microprocessor-based systems, certain of the Partnership's systems use two digit date fields which recognize dates using the assumption that the first two digits are "19" (i.e., the number "99" is recognized as the year "1999"). Because of the nature of its operations, the Partnership does not believe that its business, results of operations or financial condition will be materially adversely affected by a failure of these systems. Nonetheless, the Partnership has initiated a plan to assess (and remediate, as necessary) its computer and microprocessor-based systems.

STATE OF YEAR 2000 READINESS: The Partnership's Year 2000 project is divided into four general exposure types--infrastructure and hardware, applications software, third-party suppliers and customers ("third parties"), and process control and instrumentation ("PC&I"). The general resolution phases common to all sections are: (1) compiling potential Year 2000-sensitive items; (2) assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to the Partnership; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; and
(5) testing material items.

The completion percentages of the general resolution phases are based on the level of effort expended to date versus the level of effort estimated to be necessary to complete the task.

The infrastructure section consists of the routers, hubs, switches and related components necessary to maintain communication with our properties, remote offices and business partners. It also consists of all the hardware elements of our file and application servers and personal computers. As of September 30, 1999, 100% of all infrastructure systems were believed to be Year 2000 compliant. By October 1999, 100% of all hardware systems were evaluated to be Year 2000 compliant. The Partnership will conduct additional testing in November of 1999.

The application section is broken into two types of applications, off-the-shelf packages and custom-written software. By October 1999, 100% of all off-the-shelf software had been upgraded to the latest Year 2000 compliant versions with the exception of one application that will be replaced with a Year 2000 compliant version during the fourth quarter of 1999. The custom-written applications are also believed to be 100% Year 2000 compliant. The server applications will be tested in the middle of the fourth quarter of 1999 to confirm their Year 2000 readiness. As of September 30, 1999, the Partnership had completed the testing of its desktop computers and had made the necessary repairs and replacements on 60% of such desktop computers. The remaining 40% will be completed in November of 1999.

The third parties section consists of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 issue. The state of readiness of the Partnership's third parties is based primarily on representations from such parties. The Partnership has queried 100% of its significant suppliers and subcontractors that do not share information systems with the Partnership. The Partnership has received written Year 2000 status letters from all of the significant suppliers and subcontractors queried. Of the significant suppliers and subcontractors queried, 100% had a plan to remediate any Year 2000 issues and 100% had begun assessing their systems, however, the completion percentages of their plans have not been determined. Follow-up inquiries are scheduled through the remainder of 1999, at which time the Partnership will implement contingency plans or other alternatives, as necessary, depending on the third parties' Year 2000 readiness. To date, the Partnership is not aware of any third parties with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that third parties will be Year 2000 ready.

The PC&I section includes the hardware, software and associated embedded chips that are used in the operation of all facilities operated by the Partnership. PC&I equipment includes security systems, lighting systems, HVAC systems and sprinkler systems. As of October 1999, the Partnership had assessed all the equipment at all the properties and determined the equipment to be 100% Year 2000 compliant. The Partnership will conduct additional testing in November of 1999.

COSTS: The Partnership has incurred less than $50,000 in connection with its Year 2000 remediation efforts. The Partnership estimates its future costs related to its Year 2000 remediation efforts to be less than $100,000. Overall, the Partnership does not expect its Year 2000 expenditures to be material to the Partnership's business, results of operations or financial condition.

RISK AND CONTINGENCY PLANNING: Management of the Partnership believes it has a program in place to adequately resolve the Year 2000 issue in a timely manner. As noted above, the Partnership has not yet completed all necessary resolution phases of the Year 2000 project. In the event that the Partnership does not complete any additional phases related to its infrastructure, applications software or PC&I, the Partnership does not believe that there will be a material adverse effect on its business, results of operations or financial condition. A Year 2000 failure by an important third party could materially disrupt the Partnership's operations. For example, a Year 2000 failure by one or more of the financial institutions or utility companies with which the Partnership does business could cause the Partnership to lose access to its funds or could restrict the Partnership's ability to borrow or operate a property. A Year 2000 failure by a trustee or transfer agent or by The Depository Trust Company could restrict the Partnership's ability to pay interest on its bonds or to pay dividends or distributions on its preferred securities. In addition, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect the Partnership. The Partnership could be subject to litigation relating to the adverse effects resulting from the Year 2000 issue. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. In the event the Partnership does not complete all resolution phases of the Year 2000 project, the Partnership has created manual procedures as a contingency plan until a resolution can be established.

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

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

        Exhibit No. 3.1:  Third Amended and Restated Agreement of Limited
                          Partnership of Irvine Apartment Communities, L.P. dated June 9, 1999

        Exhibit No. 27.1: Financial Data Schedule for Irvine Apartment
                          Communities, L.P.

        Exhibit No. 27.2: Financial Data Schedule for IAC Capital Trust.

        (b) During the third quarter of 1999, the Partnership filed no current reports on Form 8-K.

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

                                 IRVINE APARTMENT COMMUNITIES, L.P.

                                 By: Irvine Apartment Communities LLC
                                     its sole general partner


Date:  November 12, 1999        By: /s/ MICHAEL D. MCKEE
                                     -----------------------------------------
                                     Michael D. McKee
                                     Vice Chairman,
                                     Chief Financial Officer and Secretary



                                 IAC CAPITAL TRUST


Date:  November 12, 1999        By: /s/ DAVID A. PATTY
                                     -----------------------------------------
                                     David A. Patty
                                     Regular Trustee

                                 EXHIBIT INDEX


        Exhibit No. 3.1:  Third Amended and Restated Agreement of Limited
                          Partnership of Irvine Apartment Communities, L.P. dated June 9, 1999

        Exhibit No. 27.1: Financial Data Schedule for Irvine Apartment
                          Communities, L.P.

        Exhibit No. 27.2: Financial Data Schedule for IAC Capital Trust.