Form 10-K
period 1999-12-31
IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 2000-03-28
CIK 1038358, 1048922

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

     COMMISSION FILE NUMBER:  0-22569 (IRVINE APARTMENT COMMUNITIES, L.P.)
                                  1-13721 (IAC CAPITAL TRUST)

                       IRVINE APARTMENT COMMUNITIES, L.P.
                               IAC CAPITAL TRUST
            (EXACT NAME OF REGISTRANTS AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        33-0587829
                    DELAWARE                                        91-6452946
            (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

      550 NEWPORT CENTER DRIVE, SUITE 300, NEWPORT BEACH, CALIFORNIA 92660
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 720-5500
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS:                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:

         SERIES A PREFERRED SECURITIES                    NEW YORK STOCK EXCHANGE, INC.
              (IAC CAPITAL TRUST)

      NUMBER OF SECURITIES OUTSTANDING AS OF DECEMBER 31, 1999: 6,000,000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS:

                     UNITS OF GENERAL PARTNERSHIP INTEREST
                      (IRVINE APARTMENT COMMUNITIES, L.P.)
        NUMBER OF UNITS OUTSTANDING AS OF DECEMBER 31, 1999: 20,175,892

     Indicate by check mark whether the registrants have (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and
(2) has been subject to such filing requirements for the past 90 days:

Irvine Apartment Communities, L.P.  Yes [X]     No [
                                    ]
IAC Capital Trust                   Yes [X]     No [
                                    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Irvine Apartment Communities LLC, the sole general partner of Irvine Apartment Communities, L.P., owns all of the outstanding units of general partnership interest of Irvine Apartment Communities, L.P. Certain affiliates of Irvine Apartment Communities LLC collectively own all of the outstanding common limited partnership units of Irvine Apartment Communities, L.P.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       IRVINE APARTMENT COMMUNITIES, L.P.
                               IAC CAPITAL TRUST

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                                 PART I
1.    Business....................................................    3
2.    Properties..................................................   12
3.    Legal Proceedings...........................................   15
4.    Submission of Matters to a Vote of Security Holders.........   15
                                PART II
      Market for Registrants' Common Equity and Related
5.    Stockholder Matters.........................................   16
6.    Selected Financial Data.....................................   17
      Management's Discussion and Analysis of Financial Condition
7.    and Results of Operations...................................   18
      Quantitative and Qualitative Disclosures About Market
7A.   Risk........................................................   23
8.    Financial Statements and Supplementary Data.................   23
      Changes in and Disagreements with Accountants on Accounting
9.    and Financial Disclosure....................................   23
                                PART III
10.   Directors and Executive Officers of the Registrants.........   24
11.   Executive Compensation......................................   25
      Security Ownership of Certain Beneficial Owners and
12.   Management..................................................   26
13.   Certain Relationships and Related Transactions..............   26
                                PART IV
      Exhibits, Financial Statement Schedules, and Reports on Form
14.   8-K.........................................................   27

                                     PART I

ITEM 1. BUSINESS

ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

     Irvine Apartment Communities, L.P. (the "Partnership"), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. ("IAC, Inc.") obtained a general partnership interest in and became the sole managing general partner of the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the "Acquiror"), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the "Merger"), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC ("IACLLC"). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company and certain of its affiliates beneficially own and control all of the outstanding common partnership units in the Partnership and IACLLC became the sole general partner of the Partnership. At December 31, 1999, IACLLC had a 44.6% general partnership interest and The Irvine Company and certain of its affiliates had a 55.4% common limited partnership interest in the Partnership.

     The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. The Partnership has created market positions in Northern California, San Diego County and Santa Monica which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch. As of December 31, 1999, the Partnership owned 65 properties containing 17,362 operating apartment units and 2,119 units under construction or development (collectively, the "Properties").

     IAC Capital Trust, a Delaware business trust (the "Trust") was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the Partnership. The Trust exists for the sole purpose of issuing its preferred securities and investing the proceeds thereof in preferred limited partner units of the Partnership. In January 1998, the Trust issued 6.0 million of 8 1/4% Series A Preferred Securities resulting in gross proceeds of $150 million.

     In March 1998, the Partnership and Western National Property Management ("WNPM") entered into a strategic alliance that, in April 1998, assumed all property management responsibilities for the Partnership's Southern California portfolio. Effective January 1, 1999, the property management responsibilities of the new entity, Irvine Apartment Management Company ("IAMC"), were expanded to include the Partnership's entire portfolio. The Partnership believes that this strategic alliance creates greater efficiencies and enhances service to customers. As of December 31, 1999, IAMC was owned 51% by the Partnership and 49% by WNPM. On January 1, 2000, the partnership agreement of IAMC was amended and restated whereby IAMC is owned 75% by the Partnership and 25% by WNPM.

     The address of the Partnership is 550 Newport Center Drive, Suite 300, Newport Beach, California 92660. Its telephone number is (949) 720-5500.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Partnership operates in one business segment, that of owning, operating and developing apartment communities in California. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for financial information about the industry segment.

DESCRIPTION OF BUSINESS

     As of December 31, 1999, the Partnership owned and operated 58 stabilized properties containing 16,849 units (the "Stabilized Communities"). Together with the units under construction, development or lease-up (the "Communities Under Development"), the Partnership owns a total of 19,481 units.

     The majority of the Partnership's apartment communities are located on the Irvine Ranch. The Irvine Ranch is located in central Orange County, California, between San Diego and Los Angeles. The western boundary of the Irvine Ranch borders approximately six miles of the Pacific Ocean. Today, the portion of the Irvine Ranch which is still owned by The Irvine Company covers approximately 90 square miles and includes more than 50,000 undeveloped acres. The developed portion of the Irvine Ranch, which includes significant parts of the cities of Irvine, Newport Beach and Tustin, is part of an urban master-planned community. The Irvine Ranch has been developed over the past 30 years in accordance with an original master plan (the "Master Plan") which, over time, has been refined to accord with locally approved general plans. The Irvine Ranch is one of the major commercial, retail and residential centers in Southern California.

     In 1997, the Partnership commenced operations in Northern California's Silicon Valley and the northern coastal markets of San Diego County. In 1998, the Partnership purchased a property in Los Angeles County. As of December 31, 1999, the Partnership had units in operation or under development at eight properties located off the Irvine Ranch. The Partnership has created these new market positions in California which possess rental demographics and economic growth prospects similar to those on the Irvine Ranch. See "Business
Strategy -- Off-Ranch Expansion."

     For the year ended December 31, 1999, the average physical occupancy (number of units occupied divided by the total number of units) of the Stabilized Communities was 94.8% and the average monthly rent per unit was $1,283. The Communities Under Development are expected to include a total of approximately 2,632 apartment units and are expected to have an aggregate estimated cost of approximately $587 million. As of December 31, 1999, 513 units were completed with 384 units occupied and generating rental revenue in Communities Under Development.

     The information set forth in this Annual Report on Form 10-K relating to the expansion program, the timing of future commencement and completion of construction, the commencement of leasing activity and initial stabilized occupancy, and the estimated costs of apartment communities that are in development are forward-looking statements. Actual results will depend on numerous factors, many of which are beyond the control of the Partnership. These include the extent and timing of economic growth in the Partnership's rental markets; future trends in the pricing of construction materials and labor; product design changes; entitlement decisions by local government authorities; weather patterns; changes in interest rate levels; other changes in capital markets; and unanticipated regulatory delays. No assurance can be given that the timing or estimates will not vary substantially from actual results.

BUSINESS STRATEGY

  Operating Strategies

     - Provide an exceptional living environment for residents. The Properties are located in selected markets of California with historically strong economies and highly educated, relatively affluent renters. The Properties are conceived, designed, constructed, maintained and operated to appeal to this renter base. Property sites are often chosen based on their proximity to employment centers, schools, retail centers and recreational facilities, and are usually situated amid parks, hiking trails and other open space. Community amenities often include swimming pools and spas, fitness centers, business centers with self-service computer and telecommunications services, and other, property-specific recreation facilities. The Properties are managed to deliver a high standard of customer service to all residents, with on-site staff compensation based, in part, on the annual achievement of specific customer service goals.

     - Enhance efficiency of operations. The Partnership had historically subcontracted on-site staffing, personnel management and accounting functions to three independent property management firms. In March 1998, the Partnership and WNPM entered into a strategic alliance that, in April 1998, assumed all property management responsibilities for the Partnership's Southern California portfolio and, in January 1999, assumed responsibility for the Partnership's entire portfolio. By centralizing all property management functions into one entity, the strategic alliance provides greater efficiencies, reduces property management fees and property management costs, improves training of on-site employees and enhances service to customers. Through December 31, 1999, WNPM was the managing member of IAMC and was responsible for its day to day operations, but the Partnership, through its control of a majority of the board of directors of IAMC, had significant control over IAMC including approval of business plans and budgets, compensation, and the employment of the executive officers of IAMC. In addition, the Partnership paid IAMC a property management fee which was adjusted to reflect the actual operating performance of the Properties, thereby more closely aligning the interests of IAMC and the Partnership. On January 1, 2000, the partnership agreement for IAMC was amended and restated whereby the Partnership purchased a 24% partnership interest in IAMC from WNPM, resulting in the Partnership owning a 75% partnership interest in IAMC and WNPM owning a 25% partnership interest. As a result, the Partnership is now the managing member of IAMC and responsible for its day to day operations. The Partnership paid $356,000 in settlement of options granted to certain executives of WNPM.

     - Capitalize on strong brand identity within Orange County to enhance marketing efforts and extend that identity to the Partnership's other markets in California. The Partnership designs and implements marketing programs within its targeted markets to capitalize on its brand name awareness among renters in Orange County, and to broaden that recognition to potential renters in all locations where it operates. Management believes that a strong brand identity, and associated characteristics of quality and standards of service, provides the Properties with a competitive advantage in the attraction and retention of new residents. The Partnership's marketing programs share common visual and textual themes that reinforce brand identity. These programs include a website and single-source 800 telephone number to provide information on the Properties and a targeted advertising campaign promoting the Partnership's portfolio and its attractive quality of life characteristics. Additionally, there is an evolving program to utilize regional shopping centers on the Irvine Ranch to disseminate information on the large number of apartment communities located on the Irvine Ranch.

  Development Strategies

     - Complete development of the Communities Under Development to complement and expand the Partnership's existing rental market base. The broad employment and renter base on the Irvine Ranch allows development of a variety of apartment property types and amenity levels, including projects designed for the family, luxury and senior markets, and the area's large population of young professionals. The Partnership's development program through market segmentation, has identified target markets and, supported by consumer research and focus group studies, market segmentation decisions have been made at the earliest planning stages, when new residential villages for the Irvine Ranch were conceived and the villages' largest and most important amenities were selected. Location of schools, recreational facilities, retail centers, open space and views were all important considerations. Individual development decisions -- including site location, product design, amenities and marketing programs -- have also been geared to appeal to the needs and desires of the target rental market. However, after completion of the Communities Under Development, the Partnership has no plans for future development.

     - Utilize experienced management to create high-quality, well-built properties designed to sustain their value. The Partnership brings considerable management expertise to all aspects of the development, construction and leasing process. Senior management is actively involved in new project development from the inception of a new apartment community and is responsible for target market identification; design of site plans, building plans, and floor plans; project and unit amenity selection; and site-specific governmental approvals. The Partnership engages experienced independent general contractors to act as intermediaries with subcontractors and to manage on-site activities under the close supervision of the Partnership's internal construction group. The Partnership builds properties using high-quality construction materials and techniques, and believes that this higher initial investment in quality enhances long-term value creation by sustaining high community rental income levels and reducing long-term expense levels.

  "Off-Ranch" Expansion

     While the Partnership's principal focus has been on the development of apartment communities on the Irvine Ranch, in 1997 the Partnership commenced an "off-Ranch" expansion program. The Partnership's strategic growth plan was designed to create meaningful market positions off the Irvine Ranch in some of California's most promising growth centers by developing or acquiring apartment communities in areas that possess rental demographics and economic growth prospects similar to those on the Irvine Ranch.

     The Partnership's "off-Ranch" expansion program was centered in Northern California's Silicon Valley and the northern coastal markets of San Diego County. In 1997, the Partnership acquired a 923-unit apartment community (The Villas of Renaissance) located in the La Jolla region of Northern San Diego County. In 1998, the Partnership completed construction of a 342-unit apartment community (The Hamptons at Cupertino) in the Silicon Valley and began development and construction on three additional apartment communities (with a total of approximately 660 units) in the Silicon Valley and two additional apartment communities (with a total of approximately 560 units) in Northern San Diego County. Also in 1998, the Partnership purchased a 120-unit, high-rise apartment building under renovation located in Santa Monica (1221 Ocean Avenue).

     During 1999, an apartment community in Northern San Diego County (Arcadia at Stonecrest) was completed and achieved stabilization. In addition, the renovations at 1221 Ocean Avenue were completed and the apartment building was in lease-up at December 31, 1999. However, the Partnership has no plans to expand its off-Ranch portfolio beyond these eight properties.

  Irvine Ranch Master Plan

     The Irvine Company is a real estate investment and community development firm engaged in the long-term development of the Irvine Ranch. The urbanization of the Irvine Ranch began in the 1960s with the adoption of the pioneering comprehensive Master Plan for future community development which originally constituted a large map of the Irvine Ranch and a series of supporting maps detailing land uses. Subsequently, The Irvine Company worked closely with the various local jurisdictions which govern the Irvine Ranch to adopt general plans for the future development of their jurisdictions. The Irvine Company's overall Master Plan was refined to accord with the approved general plans and the residential, commercial, industrial, environmental and aesthetic balance desired by each jurisdiction. As a result, today the Irvine Ranch Master Plan is a compilation of the various interlocking general plans described above. The Irvine Company continuously engages in planning activities and the Master Plan refinement process is ongoing. The Irvine Company works closely with local government representatives, community residents and other civic and environmental groups to obtain the necessary local support and entitlements for its developments. The goal of the Master Plan was and remains to create innovative urban and suburban environments through the well-planned, coordinated development of residential communities and employment centers (which include major business and retail centers, and research and development and industrial parks) as well as civic, cultural, recreational, educational and other supportive facilities, all with an emphasis on improving the quality of life and achieving long-term balanced regional economic growth.

     The success of the Irvine Ranch as a master-planned development is, in large part, attributable to the early creation of a broad employment base. The Irvine Company has emphasized the promotion of job creation on the Irvine Ranch and has been involved in creating four major employment centers on the Irvine Ranch, each easily accessible by apartment residents and the surrounding area. The Irvine Company has been the sole developer of the Irvine Spectrum, a 5,000-acre research, technology and employment center which houses more than 2,500 companies and approximately 50,000 employees and includes 26 million square feet of retail, manufacturing, research and development and office space. The Irvine Business Complex, which surrounds the John Wayne airport, houses over 100,000 employees and includes more than 24 million square feet of office and other commercial space and over 14 million square feet of industrial space. Newport Center contains over 2.5 million square feet of general purpose office space, a 1.3 million square-foot regional mall (Fashion Island), a tennis club and two country clubs. In addition, The Irvine Company donated land to the University of California at Irvine, a 1,470-acre campus which currently has more than 19,200 students and

8,300 employees. The proximity of the Irvine Ranch Properties to these employment centers makes them attractive residential locations.

  Market Segmentation and the Village Concept

     The Irvine Company's land use planning emphasizes market segmentation in order to ensure adequate and appropriate allocation of land uses which support sustained growth for the long term. Through careful planning, design and marketing, The Irvine Company also promotes compatibility and synergy among properties of the same type in order to maximize the likelihood of success of new projects, to preserve and build value for existing projects and to build sustainable long-term market value for homeowners, local merchants and employers. In accordance with the Master Plan, The Irvine Company has created twelve villages which are used as micro-planning areas in an effort to facilitate the desired segmentation of products.

     Each village across the Irvine Ranch has a thematic identity which characterizes the primary features and attributes of the village and helps to identify the target market for the Partnership's product. For example, Tustin Ranch, in the City of Tustin, is a family-oriented village featuring an 18-hole championship golf course, athletic fields, jogging, hiking and equestrian trails. Along the ocean is the village of Newport Coast, an upscale community featuring ocean views and million-dollar custom built homes. The Village of Westpark, in Irvine, caters to young professionals with growing families and offers the highly renowned public school system and recreational facilities of the City of Irvine.

     Within each village, the Partnership's target market is further defined. The primary factor which determines the appropriate target for the product is location. For example, the conventional product which is targeted towards young professionals is typically located near major business centers and in close proximity to entertainment, retail establishments and major transportation corridors. The student product, on the other hand, is located within walking distance of a college or university, student-oriented retail centers, and public transportation.

     Finally, the Partnership specifically designs its products to appeal to a target market. The Partnership's luxury product is typically in a unique location with ocean and golf course views. The family product offers spacious play areas and tot lots, a children's multi-purpose room with an activities coordinator, individual garages and in-unit washers and dryers.

  Financing Strategies

     The Partnership intends to obtain additional debt financing to fund the capital requirements of its remaining development projects. See "Capital Expenditures -- Capital Investments in New Development." Construction costs not yet funded for these development projects total approximately $300 million. The Partnership anticipates utilizing fixed rate mortgage financing to fund these construction costs, consistent with the Partnership's strategy of maintaining a fairly low tolerance to interest rate fluctuation risk. However, based on financial market conditions at the time such financing is secured, the Partnership may utilize other debt and/or interest rate structures if it deems it prudent to do so.

     The Partnership completed three financing transactions in 1999. In September, the Partnership completed a $32 million offering of tax-exempt mortgage bond financings. The bonds bear interest at a weekly-remarketed tax-exempt rate and are due September 2029. As of December 31, 1999, the Partnership had received proceeds of $8.3 million which were used to fund the construction of two apartment buildings comprising of 201 units in a community located in Irvine, California. The remaining $23.7 million of proceeds is held by a trustee and will be funded for construction of this community as costs are incurred. Also in September, the Partnership obtained $115 million of conventional mortgage financing at a fixed rate of 7.37% maturing in September 2010. Proceeds from the financing were used to repay the advances from affiliate and to fund the construction of new apartment communities. In October, the Partnership obtained $70 million of conventional mortgage financing at a fixed rate of 7.15% maturing in October 2009. The proceeds from the financing were used to repay the unsecured term loan and to fund the construction of new apartment communities. All of these transactions are more fully discussed in Management's Discussion and Analysis included in this Annual Report on Form 10-K.

COMPETITION

     The Properties are located in developed areas. There are numerous other rental apartment properties within and around the market area of each property. The number of competitive rental properties in the area could have a material effect on the Partnership's ability to rent apartments and increase rents.

EMPLOYEES

     Neither the Partnership nor the Trust has any employees. The Partnership is managed by IACLLC. The business and policy making functions of the Partnership are carried out by the directors, officers and employees of IACLLC. As of February 25, 2000, IACLLC had 59 employees. None of IACLLC's employees are subject to a collective bargaining agreement and IACLLC has experienced no labor-related work stoppages. IACLLC considers its relations with its personnel to be good.

CYCLICALITY

     The Partnership's business, and the residential housing industry in general, are cyclical. The Partnership's operations and markets are affected by local and regional factors such as local economies, demographic demand for housing, population growth, property taxes, energy costs, and by national factors such as short and long-term interest rates, federal mortgage financing programs, federal income tax provisions and general economic trends. Occupancy varies only slightly on a seasonal basis, with the lowest occupancy typically occurring in the summer months.

ENVIRONMENTAL MATTERS

     Under various federal, state and local laws, ordinances and regulations, an owner of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of such substances may be substantial. In addition, the owner's liability as to any property is generally not limited under such laws, ordinances and regulations and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Under such laws, ordinances and regulations, an owner or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos, at a disposal facility may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the facility, whether or not the facility is owned or operated by such owner or entity. In connection with the ownership of the Properties or the disposal of hazardous or toxic substances, the Partnership may be liable for such costs.

     The groundwater underlying portions of the City of Irvine generally contains elevated levels of certain inorganic compounds. In addition, two United States Marine Corps air bases where soil and groundwater contamination have been discovered are located adjacent to the Irvine Ranch. Although the Partnership believes, based on a site assessment report prepared for the U.S. Marine Corps, that contamination at one of these bases is localized, there can be no assurances that it has not migrated onto any of the Irvine Ranch properties. The other base is listed on the National Priorities List and activities from this base have resulted in groundwater contamination in the vicinity of this base. The Partnership has knowledge, based on information provided by the Orange County Water District, that contamination from this base has migrated into the groundwater underlying one of the Irvine Ranch Properties (containing 60 units). The Partnership believes that most of the groundwater is located at a substantial depth under the land surface. The Orange County Water District and the Irvine Ranch Water District, together with the Department of Defense, are currently conducting and will continue to conduct remediation activities at this base and in the area, including under the Partnership's property, to stabilize and ultimately remediate the contamination in the area, including the Partnership's property. Based on current information, the Partnership believes that it will not incur any remediation costs in connection with the groundwater contamination.

     Other federal, state and local laws may impose liability for release of asbestos containing materials (ACMs) into the air or require the removal of damaged ACMs in the event of remodeling or renovation. There are ACMs at 11 of the Properties, primarily in floor coverings and acoustical ceiling materials. The Partnership believes that the ACMs at these properties are generally in good condition. Comprehensive operations and maintenance plans have been implemented for properties where ACMs are present. In addition, property custodial and maintenance workers are trained to deal effectively with the maintenance of existing ACMs. The Partnership believes it is in compliance in all material respects with all federal, state, and local laws relating to ACMs and that there are no regulatory requirements that currently require the removal of these ACMs; however, if the Partnership were required to remove all ACMs present in its properties over a short time frame, the cost of such removal would have a material adverse effect on its financial condition and results of operations. The Partnership also believes that ACMs are not present in the remaining Properties. The Irvine Ranch Water District, a municipal corporation, owns and maintains underground cement water pipes which contain asbestos and which are serving a number of the Properties. Since these pipes are owned and maintained by the Irvine Ranch Water District, the Partnership believes that any potential environmental liabilities associated with these pipes will be incurred by the Irvine Ranch Water District.

     The Partnership has not been notified by any governmental authority of any material noncompliance, liability, or other claim in connection with any of the Properties. In addition, environmental assessments (which involve physical inspections without soil or groundwater analyses and generally without radon testing) were obtained on all Properties in 1993 or later except for two which were obtained more than six years ago. The Partnership is not aware of any environmental liability relating to the Properties that it believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, it is possible that the environmental assessments did not reveal all environmental liabilities with respect to the Properties, that environmental liabilities have developed with respect to the Properties since the environmental assessments were prepared or that there are material environmental liabilities of which the Partnership is unaware with respect to the Properties. Moreover, no assurance can be given that future laws, ordinances or regulations will not impose material environmental liabilities or that the current environmental condition of the Properties will not be affected by residents and occupants of the Properties or by the uses or condition of properties in the vicinity of the Properties, such as leaking underground storage tanks, or by third parties unrelated to the Partnership.

REGULATION

     Apartment community properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. The Partnership believes that each property has all material permits and approvals to operate its business. Rent control laws currently are not applicable to any of the Properties except 1221 Ocean Avenue. However, there can be no assurance that rent control requirements will not be initiated on additional communities in the future.

     The Properties must comply with Title II of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of the Properties where such removal is "readily achievable." The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. The Partnership believes that the Properties comply in all material respects with all present requirements under the ADA and applicable state laws. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants.

     The Fair Housing Act (the "FHA") requires, as part of the Fair Housing Amendments Act of 1988, apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHA could result in the imposition of fines or an award of damages to private litigants. The Partnership believes that the Properties that are subject to the FHA are in compliance with such law.

     Approximately 3,000 units in portions of 35 of the Partnership's Stabilized Communities are currently subject to resident income limitations which generally restrict rental of the affected units to low or moderate income residents and which, in most instances, also limit the amount of rent that may be charged for a particular unit. A brief summary of the basis and effect of these resident income and other limitations follows:

     The development of 23 of the Stabilized Communities was financed with the proceeds of tax-exempt multifamily housing revenue bonds issued by various local municipalities. These bonds were refunded in May 1995 and consolidated under one issuer, California Statewide Communities Development Authority. Regulatory agreements applicable to such financings (a) require that a specified percentage of the units be set aside for residents whose incomes do not exceed a specified percentage of the area median income and (b) in most instances, limit the rent which can be charged to a percentage of the maximum qualifying resident income level for the affected unit. These bonds were refinanced in June 1998 by the same issuer. Most of the income restrictions on the new bonds will terminate upon the maturity date of the new bonds. Additionally, in October 1998, the Partnership purchased a 216-unit apartment community (One Park Place) for $28 million of which $18 million was the assumption of tax-exempt multifamily housing revenue bonds. In September 1999, the Partnership issued an additional $32 million of tax-exempt multifamily housing revenue bonds to finance the construction of two apartment buildings comprising of 201 units in a community adjacent to the One Park Place property.

     In addition to the rental restrictions imposed by the bond regulatory agreements, many of the 24 stabilized properties and six additional properties are also subject to resident income and rent limitations by virtue of development and other agreements entered into with local municipalities and private and quasi-public interest groups. These restrictions are similar in scope and substance but differ as to expiration dates from the other restrictions discussed above.

     Five of the Stabilized Communities were developed with the assistance of U.S. Department of Housing and Urban Development ("HUD") administered programs which provided mortgage insurance to the project lender. Certain regulatory and other agreements with HUD applicable to such financings (a) impose resident income restrictions similar to those imposed by the bond financing agreements, and (b) generally require the Partnership to operate the Properties in accordance with HUD's standards. With respect to one of the properties (The Parklands), a regulatory agreement additionally (a) limits the distribution of income from the property to 10% of the HUD imputed equity in the property and
(b) requires that any income in excess of such 10% limit be deposited into a residual receipts account. Amounts paid into such residual receipts account have historically been used for capital improvements to the property, subject to HUD's consent. At the expiration of the applicable regulatory or other agreement, any amount remaining in such residual receipts account belongs to HUD.

     Under Section 8 of the United States Housing Act of 1937, HUD currently provides rental assistance payments to each of these five HUD properties pursuant to certain Housing Assistance Payments ("HAP") contracts. Under the HAP contracts, so long as the units are rented to residents whose income levels do not exceed specified HUD guidelines, each qualifying resident is required to pay only 30% of their adjusted monthly income as rent and HUD pays the difference between the 30% payment and the unit's market rents as established by HUD. The above-mentioned restrictions and limitations will continue for the remainder of each HAP contract term. Each HAP contract has an initial term of 20 years with four 5-year renewal options exercisable at the owners option. At December 31, 1999, the average remaining term of the HAP contracts was approximately 3 years.

     Each of the resident and income restricted units within the Partnership's portfolio has been subject to one or more of the foregoing restrictions either since their initial occupancy or as a result of subsequent agreements with the applicable governmental authority or other private or quasi-public interest groups. Accordingly, the effect of these restrictions on rental income from the Properties has been reflected in the historical financial results of the Partnership.

     The Partnership believes that it is in material compliance with all of the foregoing requirements. The failure of the Partnership to comply with the terms of any of the foregoing could adversely affect the Partnership's operations.

FACTORS RELATING TO REAL ESTATE OPERATIONS AND DEVELOPMENT

     General: Real property investments are subject to varying degrees of risk. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. If the Properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, the Partnership's income and ability to service its debt and other obligations and to make distributions to its partners/preferred security holders will be adversely affected. In addition, the Properties consist primarily of rental apartment communities geographically concentrated in Orange County. Income from and the performance of the Irvine Ranch Properties may therefore be adversely affected by the general economic climate in Orange County, including unemployment rates and local conditions such as the supply of and demand for apartments in the area, the attractiveness of the Irvine Ranch Properties to residents, zoning or other regulatory restrictions, competition from other available apartments and alternative forms of housing, the affordability of single family homes, the ability of the Partnership to provide adequate maintenance and insurance and the potential of increased operating costs (including real estate taxes). Certain significant expenditures associated with an investment in real estate (such as mortgage and other debt payments, real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in revenue from the investment. In addition, income from properties and real estate values are also affected by a variety of other factors, such as governmental regulations and applicable laws (including real estate, zoning and tax laws), interest rate levels and the availability of financing. The Irvine Ranch Properties in the aggregate historically have generated positive cash flow from operations; however, no assurance can be given that such will be the case in the future.

     The Partnership's "off-Ranch" expansion program was centered in Northern California's Silicon Valley and the northern coastal markets of San Diego County. In 1997, the Partnership acquired a 923-unit apartment community (The Villas of Renaissance) located in the La Jolla region of Northern San Diego County. In 1998, the Partnership completed construction of a 342-unit apartment community (The Hamptons at Cupertino) in the Silicon Valley and began development and construction on three additional apartment communities (with a total of approximately 660 units) in the Silicon Valley and two additional apartment communities (with a total of approximately 560 units) in Northern San Diego County. Also in 1998, the Partnership purchased a 120-unit, high-rise apartment building under renovation located in Santa Monica (1221 Ocean Avenue). During 1999, an apartment community in Northern San Diego County (Arcadia at Stonecrest) was completed and achieved stabilization. In addition, the renovations at 1221 Ocean Avenue were completed and the apartment building was in lease-up at December 31, 1999. However, the Partnership has no plans to expand its off-Ranch portfolio beyond these eight properties. The development, construction and operation of rental apartment communities in such new markets may present risks different than or in addition to the risks discussed above related to the Irvine Ranch Properties which are located entirely in Orange County. For jurisdictions off the Irvine Ranch, local jurisdiction approvals with respect to entitlements may impose requirements and conditions different from those applicable to the Irvine Ranch. No assurance can be given that any of the "off-Ranch" apartment communities will be successful.

     Equity real estate investments, such as the investments made by the Partnership in the Properties, are relatively illiquid. Such illiquidity limits the ability of the Partnership to vary its portfolio in response to changes in economic or other conditions.

     The Properties are subject to all operating risks common to apartment ownership in general. Such risks include: the Partnership's ability to rent units at the Properties, including the 2,632 units in the Communities Under Development; competition from other apartment communities; excessive building of comparable properties which might adversely affect apartment occupancy or rental rates; increases in operating costs due to inflation and other factors which may not necessarily be offset by increased rents; increased affordable housing requirements that might adversely affect rental rates; inability or unwillingness of residents to pay rent increases; and future enactment of rent control laws or other laws regulating apartment housing, including present and possible future laws relating to access by disabled persons. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. If any of the above occurred, the Partnership's ability to meet its debt service and other obligations and to make distributions with respect to its partners/preferred security holders could be adversely affected.

     Real Estate Development: A primary focus of the Partnership is the development of the Communities Under Development. The real estate development business involves significant risks in addition to those involved in the ownership and operation of established apartment communities, including the risks that specific project approvals may take more time and resources to obtain than expected, that construction may not be completed on schedule or budget and that the properties may not achieve anticipated rent or occupancy levels. In addition, if long-term debt is not available on acceptable terms to finance such development, cash available for debt service and other obligations might be adversely affected.

     Insurance: The Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Partnership believes are adequate and appropriate under the circumstances. In addition, The Irvine Company has a limited earthquake insurance policy covering all of its properties, including the Properties of the Partnership. There are, however, certain types of losses that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Partnership could lose its capital invested in the property, as well as the anticipated future revenues from the property, and, in the case of debt which is recourse to the Partnership, would remain obligated for any mortgage debt or other financial obligations related to the property. Any such loss would adversely affect the Partnership. The Partnership believes that the Properties are adequately insured. In addition, in light of the California earthquake risk, California building codes since the early 1970's have established construction standards for all newly built and renovated buildings, including apartment buildings. A major code change was adopted in 1984, implementing the most strict construction standards established to date. Thirty-nine of the existing 58 Stabilized Communities (representing approximately 72% of the units U.S. in the Stabilized Communities) have been completed and occupied since January 1, 1985, and the Partnership believes that all of the Stabilized Communities were constructed in full compliance with the applicable standards existing at the time of construction. In 1999, there was another major code change and more rigorous construction standards were adopted. The Partnership is currently constructing the Communities Under Development in full compliance with these stricter standards. While earthquakes have occurred from time to time in California, the Partnership has not experienced any material losses as a result of earthquakes. No assurance can be given that this will be the case in the future.

ITEM 2. PROPERTIES

     The Partnership owns Stabilized Communities containing 16,849 apartment units and had seven Communities Under Development. Below is 1999 operating information for the Stabilized Communities:

                                                                               1999 AVERAGE MONTHLY
                                                                                   RENTAL RATES          1999
                                                                  AVERAGE      ---------------------    AVERAGE
                                       YEAR        NUMBER        UNIT SIZE                PER SQUARE   PHYSICAL
             PROPERTY               COMPLETED     OF UNITS     (SQUARE FEET)   PER UNIT      FOOT      OCCUPANCY
             --------               ----------   -----------   -------------   --------   ----------   ---------
PROPERTIES STABILIZED BEFORE 1999
  Irvine, CA (38 Properties)
    Amherst Court.................        1991           162         724        $1,116      $1.54        94.9%
    Berkeley Court................        1986           152         877         1,206       1.38        92.6%
    Cedar Creek...................        1985           176         811         1,070       1.32        96.2%
    Columbia Court................        1984            58         852         1,104       1.30        96.9%
    Cornell Court.................        1984           109         894         1,257       1.41        95.9%
    Cross Creek...................        1985           136         935         1,139       1.22        96.4%
    Dartmouth Court...............        1986           294         896         1,204       1.34        95.8%
    Deerfield.....................     1975/83        192/96         847         1,033       1.22        95.5%
    Harvard Court.................        1986           112         826         1,133       1.37        94.7%
    Northwood Park................        1985           168         944         1.079       1.14        94.6%
    Northwood Place...............        1986           604         954         1,078       1.13        94.0%
    One Park Place................        1995           216         922           996       1.08        95.9%
    Orchard Park..................        1982            60         971         1,017       1.05        99.7%
    Park West.....................  1970/71/72   256/276/348       1,004         1,103       1.10        91.4%

                                                                               1999 AVERAGE MONTHLY
                                                                                   RENTAL RATES          1999
                                                                  AVERAGE      ---------------------    AVERAGE
                                       YEAR        NUMBER        UNIT SIZE                PER SQUARE   PHYSICAL
             PROPERTY               COMPLETED     OF UNITS     (SQUARE FEET)   PER UNIT      FOOT      OCCUPANCY
             --------               ----------   -----------   -------------   --------   ----------   ---------
    Parkwood......................        1974           296         883         1,074       1.22        93.7%
    Rancho San Joaquin............        1976           368         896         1,170       1.31        91.9%
    San Carlo.....................        1989           354       1,074         1,350       1.26        95.4%
    San Leon......................        1987           248         951         1,170       1.23        94.4%
    San Marco.....................        1988           426         923         1,115       1.21        94.7%
    San Marino....................        1986           200         927         1,149       1.24        94.3%
    San Mateo.....................        1990           283         720         1,085       1.51        94.6%
    San Paulo.....................        1993           382       1,001         1,071       1.07        93.4%
    San Remo......................     1986/88       136/112         966         1,134       1.17        95.5%
    Santa Clara...................        1996           378         967         1,340       1.39        95.0%
    Santa Maria...................        1997           227       1,125         1,542       1.37        94.9%
    Santa Rosa....................        1996           368         895         1,281       1.43        95.0%
    Santa Rosa II.................        1998           207       1,233         1,729       1.40        94.8%
    Stanford Court................        1985           320         799         1,133       1.42        95.8%
    The Parklands.................        1983           121         794         1,135       1.43        99.9%
    Turtle Rock Canyon............        1991           217       1,024         1,426       1.39        94.8%
    Turtle Rock Vista.............     1976/77       112/140       1,155         1,391       1.20        93.1%
    Villa Coronado................        1996           513         929         1,321       1.42        95.9%
    Windwood Glen.................        1985           196         878         1,107       1.26        96.0%
    Windwood Knoll................        1983           248         903         1,020       1.13        95.5%
    Woodbridge Oaks...............        1983           120         976         1,073       1.10        99.9%
    Woodbridge Pines..............        1976           220         872         1,083       1.24        94.9%
    Woodbridge Villas.............        1982           258         871         1,026       1.18        95.8%
    Woodbridge Willows............        1984           200         894         1,092       1.22        95.7%
                                                 -----------       -----        ------      -----        ----
         Subtotal.................                    10,065         935         1,175       1.26        94.7%
                                                 -----------       -----        ------      -----        ----
  Newport Beach, CA (9 Properties)
    Baypointe.....................        1997           300       1,037         1,569       1.51        95.1%
    Bayport.......................        1971           104         867         1,173       1.35        95.0%
    Bayview.......................        1971            64       1,154         1,412       1.22        92.8%
    Baywood.......................     1973/84        320/68       1,074         1,294       1.21        95.1%
    Mariner Square................        1969           114       1,104         1,281       1.16        97.3%
    Newport North.................        1986           570         947         1,207       1.27        94.4%
    Newport Ridge.................        1996           512         957         1,569       1.64        95.0%
    Promontory Point..............        1974           520       1,056         1,911       1.81        94.7%
    The Colony at Fashion
      Island......................        1998           245       1,326         2,429       1.83        94.8%
                                                 -----------       -----        ------      -----        ----
         Subtotal.................                     2,817       1,037         1,566       1.51        94.9%
                                                 -----------       -----        ------      -----        ----
  Tustin, CA (7 Properties)
    Rancho Alisal.................     1988/91        344/12         967         1,146       1.19        95.4%
    Rancho Maderas................        1989           266         939         1,178       1.26        96.5%
    Rancho Mariposa...............        1992           238         856         1,127       1.32        95.4%
    Rancho Monterey...............        1996           436         932         1,319       1.42        94.9%
    Rancho Santa Fe...............        1998           316       1,120         1,581       1.41        95.0%
    Rancho Tierra.................        1989           252       1,031         1,238       1.20        95.3%
    Sierra Vista..................        1992           306         852         1,194       1.40        94.7%
                                                 -----------       -----        ------      -----        ----
         Subtotal.................                     2,170         958         1,263       1.32        95.3%
                                                 -----------       -----        ------      -----        ----
  Subtotal (54 Properties)........                    15,052         957         1,261       1.32        94.8%
                                                 -----------       -----        ------      -----        ----
  La Jolla, CA (1 Property)
    Villas of Renaissance.........        1992           923         957         1,358       1.42        93.5%
                                                 -----------       -----        ------      -----        ----
Properties Stabilized Before 1999
(55 Properties)...................                    15,975         955         1,267       1.33        94.7%
                                                 -----------       -----        ------      -----        ----
Properties Stabilized During
  1999(1).........................
                                                 -----------       -----        ------      -----        ----
  The Hamptons at Cupertino
    (Cupertino)...................        1998           342         945         1,840       1.95        96.1%
  Sonoma (Irvine).................        1999           196       1,160         1,597       1.38        97.0%

                                                                               1999 AVERAGE MONTHLY
                                                                                   RENTAL RATES          1999
                                                                  AVERAGE      ---------------------    AVERAGE
                                       YEAR        NUMBER        UNIT SIZE                PER SQUARE   PHYSICAL
             PROPERTY               COMPLETED     OF UNITS     (SQUARE FEET)   PER UNIT      FOOT      OCCUPANCY
             --------               ----------   -----------   -------------   --------   ----------   ---------
  Arcadia at Stonecrest (San
    Diego)........................        1999           336         951         1,336       1.41        95.4%
                                                 -----------       -----        ------      -----        ----
         Subtotal.................                       874         996         1,592       1.60        96.0%
                                                 -----------       -----        ------      -----        ----
         Total Portfolio (58
           Properties)............                    16,849         959        $1,283      $1.34        94.8%
                                                 ===========       =====        ======      =====        ====

---------------
(1) Represents amounts from initial stabilization date.

     The Properties are located within the following jurisdictions in
California:

                                                              COMMUNITIES
                             STABILIZED COMMUNITIES        UNDER DEVELOPMENT               TOTAL
                             -----------------------    -----------------------    ----------------------
                             NUMBER OF     NUMBER OF    NUMBER OF     NUMBER OF    NUMBER OF     PERCENT
         LOCATION            PROPERTIES      UNITS      PROPERTIES      UNITS      PROPERTIES    OF TOTAL
         --------            ----------    ---------    ----------    ---------    ----------    --------
ORANGE COUNTY
  Irvine...................      39         10,261          2           1,619          41           61%
  Newport Beach............       8          2,305                                      8           12%
  Tustin...................       7          2,170                                      7           11%
  Newport Coast............       1            512                                      1            2%
SAN FRANCISCO BAY AREA
  Cupertino................       1            342                                      1            2%
  Redwood City.............                                 2             361           2            2%
  Sunnyvale................                                 1             300           1            1%
NORTHERN SAN DIEGO
  COUNTY...................       2          1,259          1             232           3            8%
LOS ANGELES COUNTY
  Santa Monica.............                                 1             120           1            1%
                                 --         ------          --          -----          --          ---
          Totals...........      58         16,849          7           2,632          65          100%
                                 ==         ======          ==          =====          ==          ===

     The unit mix of the Properties is as follows:

                                     STABILIZED          COMMUNITIES
                                     COMMUNITIES      UNDER DEVELOPMENT     TOTAL NUMBER      PERCENT OF
            UNIT TYPE              NUMBER OF UNITS     NUMBER OF UNITS        OF UNITS        TOTAL UNITS
            ---------              ---------------    -----------------    ---------------    -----------
Studio/Junior....................         468                  85                 553               3%
One Bedroom......................       4,401               1,028               5,429              28%
Two Bedroom......................      10,355               1,445              11,800              60%
Three Bedrooms or More...........       1,625                  74               1,699               9%
                                       ------               -----              ------             ---
          Total..................      16,849               2,632              19,481             100%
                                       ======               =====              ======             ===

     The consolidated real estate and accumulated depreciation schedule of the Partnership is included on pages F-17 through F-19 of this Annual Report on Form 10-K.

     The Partnership believes that the Properties are well maintained and have no material deferred maintenance requirements or current need for major renovations. The average age of the Stabilized Communities is approximately 12 years. The oldest of the Stabilized Communities was completed in 1969, and 39 of the 58 Stabilized Communities, totaling 12,181 units or approximately 72% of the Stabilized Communities, have been completed since January 1, 1985. The number of units per property ranges from 58 units to 923 units, with an average of approximately 291 units.

     The Partnership seeks to assure that the Properties remain attractive dwellings for apartment residents and desired locations for prospective apartment residents. Maintenance, custodial and groundskeeping personnel perform regular maintenance and upkeep on the Properties to preserve and enhance physical and aesthetic attributes. The physical appearance of and apartment residents' satisfaction with the Properties and with the performance of the local property managers is monitored and evaluated on an on-going basis by the Partnership's senior management.

     All of the Stabilized Communities provide, and the Communities Under Development will provide, residents with numerous amenities and include extensive landscaping. Approximately 88% of the 58 Stabilized Communities contain swimming pools, spas, air conditioning and covered parking. Additional amenities may include a fitness center, business center, recreational room, sauna and tennis courts. Each apartment unit includes a patio, porch or balcony. Many apartment units offer one or more of certain additional features, such as fireplaces, enclosed garages, refrigerators, washers and dryers, and microwave ovens. The Communities Under Development contain most of these amenities.

ITEM 3. LEGAL PROCEEDINGS

     Shortly after the public announcement of TIC Acquisition LLC's offer to acquire the outstanding publicly held shares of IAC, Inc., certain lawsuits were initiated by shareholders of IAC, Inc. against The Irvine Company, TIC Acquisition LLC, IAC, Inc. and IAC, Inc.'s Directors (including Donald Bren) (collectively, the "Defendants") alleging, among other things, that the price of $32.50 per share offered by TIC Acquisition LLC for the shares held by the public shareholders of IAC, Inc. was inadequate, that the Directors failed to take adequate steps to obtain the highest possible price for the public shareholders of IAC, Inc. and that negotiations were not conducted at arm's-length. A total of four class actions were filed in the Superior Court of California, Orange County, on behalf of plaintiff shareholders and a purported class of all nonaffiliated shareholders. Subsequently, a consolidated class action (combining the four prior purported class actions relating to the acquisition offer) was served. The consolidated class action complaint made general allegations similar to those made in the four prior actions, in addition to the added allegations that advisors working for IAC, Inc., TIC Acquisition LLC and The Irvine Company were not sufficiently independent because of their other relationships with interested parties. After negotiations, The Irvine Company agreed to improve the terms of the offer whereby all public shareholders would receive a price of $34.00 per share (the "Settlement"). In December 1999, a final hearing was held whereby the Settlement was approved by the court and the consolidated class action was dismissed. All payments under the Settlement, including the payment of the plaintiff's attorneys' fees and expenses, have been paid.

     Neither the Partnership nor the Trust or the Properties is subject to any other material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

IRVINE APARTMENT COMMUNITIES, L.P.

     There is no established public trading market for the Partnership's common partnership interests. As of February 25, 2000, there were nine holders of common partnership interests.

     The Partnership made aggregate distributions of $49,804,000 during 1999 on its common partnership interests.

     There were no issuances of common partnership interests in the Partnership during the fourth quarter of 1999.

IAC CAPITAL TRUST

     There were no issuances of securities of the Trust during the fourth quarter of 1999.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information of the Partnership and the Trust. The selected financial data in the table are derived from the consolidated financial statements of the Partnership and the Trust. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                                           YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                             1999         1998         1997        1996       1995
                                          ----------   ----------   ----------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGES, PER UNIT
                                                          AND PROPERTY INFORMATION)
IRVINE APARTMENT COMMUNITIES, L.P.
SELECTED OPERATING INFORMATION
Total revenues..........................  $  253,415   $  220,837   $  186,945   $158,698   $136,168
Income before extraordinary item and
  redeemable preferred interests........  $   85,651   $   73,549   $   58,583   $ 41,192   $ 25,056
Net income..............................  $   68,901   $   18,781   $   58,583   $ 41,192   $  1,629
Cash distributions per unit.............  $     1.10   $     1.52   $     1.48   $   1.44   $   1.39
Total apartment units (at end of
  period)...............................      17,362       16,439       15,136     13,656     12,776
SELECTED STABILIZED PROPERTY
  INFORMATION(1)
Total properties (at end of period).....          58           55           51         48         43
Average physical occupancy(2)...........        94.8%        94.1%        94.5%      94.9%      94.6%
Average monthly rent per unit(3)........  $    1,283   $    1,213   $    1,116   $  1,025   $    996
SELECTED BALANCE SHEET INFORMATION AT
  DECEMBER 31,
Total assets............................  $2,026,524   $1,374,624   $1,163,677   $900,998   $853,230
Total long-term debt....................  $  864,602   $  751,818   $  704,063   $553,064   $563,286
Redeemable preferred interests..........  $  192,849   $  192,789
Partners' capital.......................  $  912,921   $  381,679   $  421,227   $320,344   $264,566
IAC CAPITAL TRUST
SELECTED OPERATING INFORMATION
Income from investment in subsidiary....  $   12,375   $   11,722
Net income..............................  $       --   $       --
SELECTED BALANCE SHEET INFORMATION AT
  DECEMBER 31,
Total assets............................  $  150,005   $  150,005
Redeemable preferred interest...........  $  150,000   $  150,000
Equity..................................  $        5   $        5

---------------
(1) A property is considered stabilized at the earlier of one year after completion of construction or when it achieves 95% occupancy.

(2) Average physical occupancy is calculated by dividing the total occupied units in the stabilized properties on a weekly basis by the total units in the stabilized properties on a weekly basis.

(3) Average monthly rent per unit is calculated by dividing average rental revenue per unit by average economic occupancy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements of the Partnership and the Trust and the Notes thereto.

RESULTS OF OPERATIONS

     The Partnership's income before extraordinary item and redeemable preferred interests was $85.7 million in 1999, up from $73.5 million in 1998, and $58.6 million in 1997. The Partnership's financial results improved in 1999 due to the contribution of newly delivered rental units from its development program, properties that stabilized during 1999 and 1998 and an acquisition in 1998, as well as an increase in rental rates and physical occupancy within its stabilized portfolio. In 1998, financial results improved due to the contribution of newly delivered rental units from its development program, properties that stabilized during 1997, an acquisition in 1998 and an increase in rental rates within its stabilized portfolio, partially offset by a slight decrease in physical occupancy.

REVENUE AND EXPENSE DATA

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Number of stabilized communities...................        58          55          51
Number of operating units at end of period.........    17,362      16,439      15,136
Consolidated Information:
  Operating revenues...............................  $251,001    $219,373    $186,105
  Property expenses................................  $ 54,218    $ 49,398    $ 44,556
  Real estate taxes................................  $ 19,544    $ 17,209    $ 15,013

     Operating revenues (rental and other income) increased by 14.4% to $251.0 million in 1999, up from $219.4 million in 1998. Operating revenues in 1998 had increased by 17.9% from $186.1 million in 1997. Operating revenues rose in 1999 because of higher rental rates, physical occupancy, and a larger average number of rental units in service, primarily as a result of new development and an acquisition in 1998. Operating revenues rose in 1998 because of higher rental rates and a larger average number of rental units in service as a result of new development.

     Property expenses increased by 9.8% to $54.2 million in 1999 from $49.4 million in 1998, which had increased from $44.6 million in 1997. The 1999 increase reflects incremental expenses from newly delivered and acquired rental units and communities stabilized during 1999 and 1998. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC to manage the Partnership's properties in April 1998. Accordingly, the personnel and office costs of IAMC are included in 1999 and 1998 property expenses. For comparative purposes, prior period management fees have been included in property expenses. The 1998 increase primarily reflects the added expenses from the newly delivered and acquired rental units and communities stabilized during 1998 and 1997.

     Real estate taxes totaled $19.5 million in 1999, $17.2 million in 1998 and $15.0 million in 1997. Real estate taxes increased in 1999 and 1998 primarily due to the addition of new rental units through development and acquisition.

     Net interest expense increased to $33.8 million in 1999 from $27.8 million in 1998, which had decreased from $30.4 million in 1997. Total interest incurred was $48.2 million in 1999 compared with $40.1 million in 1998 and $36.1 million in 1997. The increase in interest incurred in 1999 was primarily due to the conventional mortgage financings and the unsecured term loan that was outstanding for almost the entire year. The increase in interest incurred in 1998 was primarily due to unsecured notes payable that were outstanding for the entire period, partially offset by lower interest rates in 1998. Net interest expense increased in 1999 due to a decreased level of development, resulting in a lower level of capitalized interest, in proportion to the increase in interest incurred. Net interest expense declined in 1998 because the Partnership's increased level of development resulted in a higher level of capitalized interest. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. Capitalized interest totaled $14.4 million in 1999, $12.3 million in 1998 and $5.7 million in 1997.

     Interest income totaled $2.4 million in 1999, $1.5 million in 1998 and $0.8 million in 1997. The changes in interest income reflect changes in the Partnership's average cash balances.

     Amortization of deferred financing costs remained consistent at $1.9 million in 1999 and 1998 but both years decreased from $2.4 million in 1997. The $0.5 million decrease in 1998 was due to the full amortization of certain loan costs during the prior year and a lower level of deferred financing costs associated with the unsecured tax-exempt bond financings.

     Depreciation and amortization expense increased to $44.4 million in 1999, up from $33.8 million in 1998. These expenses had increased in 1998 from $29.3 million in 1997. The increases in both years reflect the completion and delivery of newly developed rental units. In addition, the 1999 amount reflects seven months of depreciation related to the step-up in basis recorded in conjunction with the Merger and the 1998 amount reflects three months of depreciation from One Park Place, a community acquired in 1998.

     General and administrative expense increased to $13.9 million in 1999, up from $9.4 million in 1998 and $6.7 million in 1997. The increase in 1999 was the result of payments of vested stock options in conjunction with the Merger, increased salary expenses due to personnel changes and the write-off of certain abandoned costs. The increase in 1998 was largely the result of costs related to The Irvine Company's acquisition offer, increased salary expenses due to a new chief executive officer, project abandonment expenses and increased staff levels necessitated by the Partnership's growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Partnership to the preferred limited partners in both the short and long term.

     Liquidity: The Partnership expects to meet its short-term and long-term liquidity requirements, such as construction costs and scheduled debt maturities, through the refinancing of long-term debt or borrowings from financial institutions. The Partnership's unsecured revolving credit facility and $100 million unsecured term loan were amended in June 1999. The unsecured revolving credit facility and unsecured term loan were amended and restated to accommodate the Merger and to allow The Irvine Company and certain of its affiliates to beneficially own and control all of the outstanding common partnership units in the Partnership and IACLLC to become the sole general partner of the Partnership. The Partnership's amended $125 million unsecured revolving credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on the credit ratings on the Partnership's senior unsecured long-term indebtedness. The Partnership may also enter into letters of credit under the facility which reduce the remaining amount available under the line of credit. Availability under the credit facility was $61.5 million at December 31, 1999.

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

     Preferred Interests: In January 1998, the Trust issued 6.0 million of its
8 1/4% Series A Preferred Securities. The proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Partnership. The Partnership used the $150 million of proceeds, net of costs and expenses, all of which were paid by the Partnership, to repay outstanding borrowings under the credit facility and to fund development and an acquisition. In November 1998, the Partnership issued 2.0 million of

8 3/4% Series B Preferred Limited Partner Units. The Partnership used the net proceeds to reduce the outstanding balance on its unsecured line of credit.

     Debt: The Partnership's conventional debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of IAC, Inc.'s December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2000 to 2008. The weighted average effective interest rate on the Partnership's debt, including the non-cash charges of amortization of deferred financing costs, was 6.35% at December 31, 1999. In September 1999, the Partnership completed a $32 million offering of tax-exempt mortgage bond financings. The bonds bear interest at a weekly-remarketed tax-exempt rate and are due September 2029. As of December 31, 1999, the Partnership had received proceeds of $8.3 million which was used to fund the construction of two apartment buildings comprising of 201 units in a community adjacent to the One Park Place property. The remaining $23.7 million of proceeds is held by a trustee and will be funded for construction as costs are incurred. Also in September 1999, the Partnership obtained $115 million of conventional mortgage financing at a fixed rate of 7.37% maturing in September 2010. Proceeds from the financing were used to repay the advances from affiliate and to fund the construction of new apartment communities. In October 1999, the Partnership obtained $70 million of conventional mortgage financing at a fixed rate of 7.15% maturing in October 2009. The proceeds from the financing were used to repay the unsecured term loan and to fund the construction of new apartment communities. In November 1999, the Partnership's unsecured term loan matured and was repaid.

DEBT STRUCTURE

                                                              BALANCE AT       WEIGHTED
                                                             DECEMBER 31,       AVERAGE
                                                                 1999        INTEREST RATE
                                                             ------------    -------------
                                                                 (DOLLARS IN MILLIONS)
Fixed rate debt
  Conventional mortgage financings.........................     $311.3           7.22%
  Mortgage notes payable to The Irvine Company.............       48.6           5.75%
  Tax-exempt assessment district debt......................        5.3           6.29%
  Unsecured tax-exempt bond financings.....................      334.2           4.93%
  Unsecured notes payable..................................       99.3           7.10%
                                                                ------           ----
          Total fixed rate debt............................     $798.7           6.15%
                                                                ======           ====
Variable rate debt
  Tax-exempt mortgage bond financings......................     $ 50.0           6.18%
  Tax-exempt assessment district debt......................       15.9           5.05%
                                                                ------           ----
          Total variable rate debt.........................       65.9           5.91%
                                                                ------           ----
          Total debt.......................................     $864.6           6.13%
                                                                ======           ====

     Operating Activities: Cash provided by operating activities was $140.8 million, $83.8 million and $94.7 million for 1999, 1998 and 1997, respectively. Cash provided by operating activities increased in 1999 compared to 1998 due to an extraordinary item related to debt extinguishment in 1998, higher revenues from newly delivered rental units from the Partnership's development program and properties stabilized during 1999, as well as an increase in rental rates and physical occupancy within its stabilized portfolio.

     Investing Activities: Cash used in investing activities was $152.9 million, $231.7 million and $249.6 million in 1999, 1998 and 1997, respectively. Changes in the amount of cash used in investing activities in each year reflect changing levels of real estate development and acquisitions in 1999, 1998 and 1997. Real estate development and acquisitions are typically funded by mortgage financing or by the line of credit until long-term financing is obtained (see "Financing Activities" and "Capital Expenditures").

     Financing Activities: Cash provided by financing activities was $21.0 million, $148.2 million and $156.3 million in 1999, 1998 and 1997, respectively. The Partnership received $8.3 million during 1999 from the tax-exempt mortgage bond financing, $115 million in September 1999 from a conventional mortgage financing and $70 million in October 1999 from a conventional mortgage financing. The proceeds from these financings were used to fund construction of new apartment communities, to repay the advances from affiliate and to repay the unsecured term loan, which was repaid in November 1999. The Partnership received net proceeds of $192.7 million from the sale of preferred limited partner units in January and November of 1998, a portion of which was used to pay down the Partnership's line of credit. Additionally, the Partnership received a $100 million unsecured term loan in 1998 with which it paid down the line of credit. The Partnership received $66 million from the issuance of partnership units in 1997. These proceeds were used to pay down borrowings under the line of credit. In June 1997, $118 million was borrowed under the line of credit to fund the acquisition of The Villas of Renaissance. In October 1997, the Partnership received net proceeds of $97.9 million from the issuance of the 7% Notes. These proceeds were used to repay outstanding borrowings under the line of credit. Additionally, the Partnership paid $66.6 million in distributions to partners and redeemable preferred interest holders in 1999 compared to $80.7 million in 1998 and $64.1 million in 1997.

CAPITAL EXPENDITURES

     Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $6.5 million, $5.9 million and $5.0 million in 1999, 1998 and 1997, respectively. Capital investments in real estate assets totaled $146 million, $226 million and $245 million in 1999, 1998 and 1997, respectively, and consisted of capital investments in new developments, nonrecurring capital replacements, acquisitions of apartment communities and land purchases.

     Recurring Capital Improvements Within All Stabilized Communities: The following table details expenditures for recurring capital improvements for all communities for 1999.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
                                                              (DOLLARS IN
                                                               THOUSANDS)
Carpet replacements.........................................     $2,303
Exterior building enhancements, siding and stucco...........        898
Upgrades, renovations and major building items..............        374
Appliances, water heaters and air conditioning..............        385
Roofing, concrete and pavement..............................      1,126
Equipment and other.........................................      1,409
                                                                 ------
          Total.............................................     $6,495
                                                                 ======

     The Partnership has a policy of capitalizing expenditures related to new assets, acquisitions, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life.

     Nonrecurring Capital Replacements: Nonrecurring capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for nonrecurring capital replacements totaled $5.7 million in 1999. These expenditures were made at six properties: Promontory Point, Turtle Rock Vista, Cornell Court, Rancho San Joaquin, Park West and Woodbridge Willows.

     Capital Investments in New Development: The major cash requirements in 2000 are expected to be for the construction of the Communities Under Development. The Partnership has five apartment communities under development or construction that are expected to require total expenditures of approximately $454 million, of which $159 million had been incurred at December 31, 1999. Funding for these developments is expected to come from borrowings from financial institutions, including the Partnership's $125 million unsecured revolving credit facility (of which $61.5 million was available as of December 31, 1999), and refinancing of long-term debt. (See Item 13 and Note 7 of the Notes to Consolidated Financial Statements).

CONSTRUCTION INFORMATION

                                                                                           TOTAL
                                                                                         ESTIMATED
                                                                     COMMENCEMENT          COSTS
           APARTMENT COMMUNITY               LOCATION      UNITS    OF CONSTRUCTION    (IN MILLIONS)
           -------------------             ------------    -----    ---------------    -------------
On Irvine Ranch:
  Villa Siena (Park Place)...............        Irvine    1,226         2/99              $254
Off Irvine Ranch:
  La Jolla Palms.........................      La Jolla      232         5/98                51
  The Villas at Bair Island Marina(1)....  Redwood City      155         6/98                42
  Franklin Street........................  Redwood City      206                             49
  Cherry Orchard Apartments..............     Sunnyvale      300         9/99                58
                                                           -----                           ----
                                                             893                            200
                                                           -----                           ----
          Total..........................                  2,119                           $454
                                                           =====                           ====

---------------
(1) The Villas at Bair Island Marina commenced leasing activity in January 2000.

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

YEAR 2000

     Although the Partnership believed that a failure of its computer and microprocessor-based systems would not materially adversely affect its business, results of operations or financial condition, the Partnership began assessing its systems in 1998 for Year 2000 compliance and has since remedied its systems as necessary. The Partnership believes it has completed all of the activities within its control to ensure that its systems are Year 2000 compliant.

     The Partnership has incurred less than $50,000 in connection with its Year 2000 remediation efforts. The Partnership estimates that future costs to be incurred related to its Year 2000 remediation efforts to be less than $50,000. Overall, the Partnership does not expect its future Year 2000 expenditures to be material to its business, results of operations or financial condition.

     To date, the Partnership has not experienced any Year 2000 issues. The Partnership will continue to monitor its systems for any Year 2000 problems.

     The Partnership's assessment of its risks, and its assessment of Year 2000 compliance, are forward-looking statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's exposure to market risk for changes in interest rates relates primarily to the Partnership's current and future debt obligations. The Partnership's philosophy is to maintain a fairly low tolerance to interest rate fluctuation risk. The Partnership is still vulnerable, however, to significant fluctuations of interest rates on its variable rate debt, repricing on its fixed rate debt at various points in the future and future debt.

     The Partnership has managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate long-term debt to total debt such that variable rate exposure is kept at an acceptable level and taking advantage of favorable market conditions for long-term debt.

     The following table provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

                           INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY

                                                                                                          FAIR VALUE
                                    2000      2001     2002     2003      2004    THEREAFTER    TOTAL      12/31/99
                                   -------   ------   ------   -------   ------   ----------   --------   ----------
                                                                (DOLLARS IN THOUSANDS)
LIABILITIES
Tax-exempt mortgage bond
  financings.....................                                                  $ 50,038    $ 50,038    $ 50,038
  Average interest rate(1).......
Conventional mortgage
  financings.....................  $38,834   $5,087   $5,489   $16,603   $8,382     236,873     311,268     300,172
  Average interest rate..........     6.73%    6.90%    6.95%     7.03%    6.99%       8.29%
Mortgage notes payable to The
  Irvine Company.................      986    1,044    1,106     1,171    1,308      42,971      48,586      38,968
  Average interest rate..........     5.75%    5.75%    5.75%     5.75%    5.75%       5.75%
Tax-exempt assessment district
  debt...........................      522      583      642       668      737      18,026      21,178      21,178
  Average interest rate(2)
Unsecured tax-exempt bond
  financings.....................                                                   334,190     334,190     329,376
  Average interest rate..........                                                      5.23%
Unsecured notes payable..........                                                    99,342      99,342      94,381
  Average interest rate..........                                                      7.10%

---------------
(1) The average interest rate is a weekly remarketed tax-exempt based rate. The weighted average interest rate as of December 31, 1999 was 6.18%.

(2) $5,268 of debt is fixed at 6.29% and $15,910 is variable at the daily remarketed tax-exempt based rate. The weighted average variable interest rate was 5.05% as of December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related reports of independent auditors listed in the accompanying index are filed as part of this report. See "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     The Partnership does not have any directors or officers. The Partnership is managed by its sole general partner, IACLLC. The business and policy making functions are carried out through the directors of IACLLC and through those employees at IACLLC listed below under the caption "Executive Officers of Irvine Apartment Communities, L.P."

BOARD OF DIRECTORS OF IRVINE APARTMENT COMMUNITIES LLC

     The following sets forth certain information regarding the Board of Directors of IACLLC as of February 25, 2000:

     Donald Bren, 67. Mr. Bren has been Chairman of the Board of IACLLC since its formation. Mr. Bren has been Chairman of the Board of The Irvine Company since 1983. Mr. Bren is a member of the Board of Overseers of the University of California, Irvine, and is a member of the Board of Trustees of the California Institute of Technology, the Los Angeles County Museum of Art and the Orange County Museum of Art.

     Gary H. Hunt, 51. Mr. Hunt has been a Director of IACLLC since its formation. Mr. Hunt has been Executive Vice President, Corporate Affairs of The Irvine Company since 1992. Mr. Hunt has been a member of the Board of Directors of The Irvine Company since 1993. Mr. Hunt is also a member of the Board of Directors of Glenair Corporation, the Orange County Business Council and the Irvine Health Foundation.

     Michael D. McKee, 54. Mr. McKee has been a Director of IACLLC since its formation. Mr. McKee is Vice Chairman and Chief Financial Officer of The Irvine Company. Previously, Mr. McKee was Executive Vice President, Chief Financial Officer and Secretary of The Irvine Company since January 1997 and was Executive Vice President, Chief Legal Officer and Secretary of The Irvine Company from April 1994 to December 1996. Prior to joining The Irvine Company, Mr. McKee was the managing partner of the Orange County office of Latham & Watkins, an international law firm with which he was associated since 1979. Mr. McKee is a member of the Board of Directors of Mandalay Resort Group, Health Care Property Investors, Inc. and Realty Income Corporation.

     Richard G. Sim, 63. Mr. Sim has been a Director of IACLLC since its formation. Mr. Sim has been Executive Vice President, Investment Properties Group for The Irvine Company since 1992. Mr. Sim has been a member of the Board of Directors of The Irvine Company since 1993. Mr. Sim is a member of the Board of Directors of the UCI (University of California, Irvine) Foundation and is Chairman of UCI's CEO Roundtable.

     Raymond L. Watson, 73. Mr. Watson has been a Director of IACLLC since its formation. Mr. Watson has been Vice Chairman of the Board of The Irvine Company since 1986. From 1973 to 1977, Mr. Watson was President and Chief Executive Officer of The Irvine Company and he has been a member of the Executive Committee of the Board of Directors of The Irvine Company since 1983. Mr. Watson is a member of the Board of Directors of The Walt Disney Company, where he is also Chairman of the Executive Committee.

EXECUTIVE OFFICERS OF IRVINE APARTMENT COMMUNITIES, L.P.

     The Partnership is managed by its sole general partner, IACLLC. The executive officers of IACLLC listed below perform policy making functions for the Partnership. The following sets forth certain information regarding such individuals as of February 25, 2000 and other positions held by them over the last five years:

                                                                                      YEARS
       NAME         AGE              PRESENT AND PRIOR POSITIONS HELD             POSITIONS HELD
       ----         ---              --------------------------------             --------------
Clarence W.         51    President and Chief Operating Officer of IACLLC         1999 - Present
  Barker..........
                          President, Irvine Industrial Company, a division of     1996 - 1999
                            The Irvine Company
                          President, Irvine Office and Industrial Company, a      1995 - 1996
                            division of The Irvine Company
                          President, Irvine Office Company, a division of The     1993 - 1995
                            Irvine Company
David A. Patty....  49    Executive Vice President and Chief Administrative       1999 - Present
                          Officer of IACLLC
                          Senior Vice President and Chief Investment Officer,     1996 - 1999
                            The Irvine Company
                          Senior Vice President, Investment Properties Group, a   1995 - 1996
                            division of The Irvine Company
                          Vice President, Investment Properties Group, a          1994 - 1995
                            division of The Irvine Company
Max L. Gardner....  48    Executive Vice President, Operations of IACLLC          1999 - Present
                          Senior Vice President, Western Region, AvalonBay        1998 - 1999
                            Communities Inc.
                          Executive Vice President and Chief Operating Officer,   1995 - 1998
                            Bay Apartment Communities, Inc.
                          President and Chief Executive Officer, West RS, Inc.    1988 - 1995
                            (d/b/a Trammell Crow Residential Services)

ITEM 11. EXECUTIVE COMPENSATION

IRVINE APARTMENT COMMUNITIES, L.P.

     The Partnership does not have any employees. The Partnership is managed by its sole general partner, IACLLC. The executive officers of IACLLC who perform policy making functions for the Partnership are compensated for such services as employees of IACLLC.

COMPENSATION OF DIRECTORS

     Neither IACLLC nor the Partnership pays any of the members of the Board for their services as directors.

IAC CAPITAL TRUST

     The Trust does not have any directors or officers. The Trust is managed by IACLLC. Information with respect to the Trust required under Part III (Items 10, 11, 12 and 13) is included as described in this Part III. All of such information is equally applicable to the Trust as to the Partnership.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Trust's Regular Trustee and beneficial owners of more than 10% of the Series A Preferred Securities of the Trust, to file initial reports of ownership and reports of changes in ownership with the SEC and the NYSE. Such persons are required by SEC regulations to furnish the Trust with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Trust, the Trust noted that no individual who, at any time during 1999, was a Regular Trustee or beneficial owner of more than 10% of the Series A Preferred Securities of the Trust failed to file the reports required by Section 16(a) of the Exchange

Act on a timely basis, except that a Form 3 was filed late with respect to the appointment of David A. Patty as Regular Trustee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     IACLLC, the sole general partner of the Partnership, owns all of the outstanding units of general partnership interest of the Partnership. Certain affiliates of IACLLC collectively own all of the outstanding common limited partnership units of the Partnership.

     Mr. Bren is the sole shareholder and Chairman of the Board of Directors of The Irvine Company, which indirectly owns all of the outstanding membership interests in IACLLC, and therefore may be deemed to have beneficial ownership of the general and limited partnership units of the Partnership owned by IACLLC or its affiliates. Mr. Bren disclaims such beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH THE IRVINE COMPANY

     On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the "Acquiror"), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the "Merger"), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC ("IACLLC"). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company and certain of its affiliates beneficially own and control all of the outstanding common partnership units in the Partnership and IACLLC became the sole general partner of the Partnership. At December 31, 1999, IACLLC had a 44.6% general partnership interest and The Irvine Company and certain of its affiliates had a 55.4% common limited partnership interest in the Partnership.

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

     Also in conjunction with the Merger, the Partnership and The Irvine Company entered into a separate agreement whereby The Irvine Company agreed to fund certain construction cost overruns and net operating income shortfalls of the Partnership in connection with the development and operation of nine apartment projects which were under development at the time of the Merger. The Irvine Company is obligated to contribute to the Partnership an amount equal to the difference between the total costs incurred by the Partnership to complete the construction of the respective apartment project and the amount of the approved budget for such construction. There were no contributions for construction cost overruns made during 1999. In addition, The Irvine Company is obligated to contribute to the Partnership an amount equal to the difference between the approved budgeted pro forma stabilized net operating income of the respective apartment project and the net operating income earned by the Partnership from the operation of such property. There were no contributions for net operating income shortfalls made during 1999.

     Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative service agreement covering services for risk management, income taxes, human resources and other services totaling $99,000 for the year ended December 31, 1999. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. In addition, the Partnership incurred rent totaling $556,000 for the year ended December 31, 1999 related to leases with

The Irvine Company that expire in 2003. IAMC incurred rent totaling $203,000 for the year ended December 31, 1999 related to a lease with The Irvine Company.

     The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $6.6 million in 1999.

     Subsequent to the Merger, all preacquisition project costs which had been incurred by the Partnership related to future development sites were transferred at book value to The Irvine Company for the development and eventual operation of the sites. As of December 31, 1999, The Irvine Company has reimbursed the Partnership for all of the costs incurred to date totaling approximately $21.7 million.

     Included in accounts payable and accrued liabilities at December 31, 1999 is $854,000 due to The Irvine Company. The amount represents a payable to The Irvine Company for the reimbursement by The Irvine Company of development costs in excess of the amount incurred by the Partnership, net of amounts owed to the Partnership for general and administrative costs and other expenses incurred by the Partnership on behalf of The Irvine Company.

     In June 1999, The Irvine Company advanced the Partnership $46 million for the repayment of the outstanding balance on the Partnership's unsecured line of credit. The advance accrued interest at 4.87%. During the third quarter of 1999, an additional $25.7 million was advanced to the Partnership by The Irvine Company. In September 1999, the Partnership repaid the advance from The Irvine Company totaling $71.7 million using the proceeds from the $115 million conventional mortgage financing. For the year ended December 31, 1999, the Partnership incurred approximately $775,000 of interest costs related to the advance.

     Two of the Partnership's apartment communities are financed by mortgage notes payable to The Irvine Company. These mortgage notes totaled $48,586,000 at December 31, 1999. The mortgage notes are collateralized by all-inclusive trust deeds on each of the apartment communities financed. They bore fixed interest rates of 5.75% at December 31, 1999, are fully amortizing and mature in 2015 and 2024. Interest incurred on the mortgage notes payable to The Irvine Company totaled $2,818,000 for the year ended December 31, 1999. The mortgage notes payable to The Irvine Company "wrap around" secured first trust deed notes payable to third-party financial institutions. The secured first trust deed notes totaled $49,076,000 as of December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1 and 2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The financial statements and financial statement schedules listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report.

     (a)(3) EXHIBITS

     The Exhibit Index is included on pages 28 and 29 of this report.

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     2.2     Purchase and Sale Agreement and Joint Escrow Instructions
             dated April 18, 1997 by and between Aoki Construction (CA)
             Co., Ltd. and the Partnership (incorporated by reference to
             Exhibit 2.1 of the Current Report on Form 8-K of the
             Partnership filed on August 6, 1997).
     3.1     Third Amended and Restated Agreement of Limited Partnership
             of Irvine Apartment Communities, L.P. dated June 9, 1999
             (incorporated by reference to Exhibit 3.1 of the Quarterly
             Report on Form 10-Q of the Partnership for the quarter ended
             September 30, 1999 (the "1999 Third Quarter Form 10-Q")
     3.2     Designation Instrument dated January 20, 1998, relating to the Series A Preferred L.P. Units of the Partnership
             (incorporated by reference to Exhibit 3.6 of the Annual
             Report on Form 10-K of the Partnership for the year ended
             December 31, 1997 (the "1997 Form 10-K")).
     3.2.1   Designation Instrument dated November 12, 1998, relating to the Series B Preferred L.P. Units of the Partnership
             (incorporated by reference to Exhibit 3.6.1 of the Annual
             Report on Form 10-K of the Partnership for the year ended
             December 31, 1998 (the "1998 Form 10-K")).
     4.1     Indenture dated as of October 1, 1997 between the
             Partnership and First Trust of California, National
             Association, as Trustee (the "Trustee") (incorporated by
             reference to Exhibit 4.1 of the Current Report on Form 8-K of the Partnership filed on October 1, 1997 (the "October
             1997 Form 8-K").
     4.2     Supplemental Indenture No. 1 dated as of October 1, 1997,
             relating to the Partnership's 7% Notes due 2007, between the
             Partnership and the Trustee (incorporated by reference to
             Exhibit 4.2 of the October 1997 Form 8-K).
     4.3     Form of Series A Trust Preferred Security (included in
             Exhibit 4.5).
     4.4     Amended and Restated Declaration of Trust dated January 20,
             1998 of IAC Capital Trust (incorporated by reference to
             Exhibit 4.4 of the 1997 Form 10-K).
     4.5     Certificate of Terms dated January 20, 1998 Relating to
             Series A Preferred Securities of IAC Capital Trust
             (incorporated by reference to Exhibit 4.5 of the 1997 Form
             10-K).
    10.1     Purchase and Sale Agreement and Joint Escrow Instructions
             dated April 18, 1997 by and between Aoki Construction (CA)
             Co., Ltd. and the Partnership (see Exhibit 2.2).
    10.2     Lease Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of the Partnership for the
             year ended December 31, 1993 (the "1993 Form 10-K").
    10.3     Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of the 1993 Form 10-K).
    10.3.1   Amendment and Extension to the Administrative Services
             Agreement (incorporated by reference to Exhibit 10.5.1 of
             the Annual Report on Form 10-K of the Company for the year ended December 31, 1994).
    10.3.2   Amendment No. 4 to the Administrative Services Agreement
             (incorporated by reference to Exhibit 10.5.4 of the
             Quarterly Report on Form 10-Q of the Partnership and the
             Trust for the quarter ended June 30, 1998 (the "1998 Second
             Quarter Form 10-Q").
    10.4     Contribution Agreement and Escrow Instructions Agreement
             (incorporated by reference to Exhibit 10.7 of the 1993 Form
             10-K).
    10.5     Irrevocable Trust Agreement (incorporated by reference to
             Exhibit 10.10 of the 1993 Form 10-K).

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    10.6     First Amended and Restated Revolving Credit Agreement dated as of June 7, 1999 (incorporated by reference to Exhibit
             10.1 of the Quarterly Report on Form 10-Q of the Partnership
             for the quarter ended June 30, 1999 (the "1999 Second
             Quarter Form 10-Q").
    10.7     Amended and Restated Partnership Agreement of Irvine
             Apartment Management Company dated January 1, 2000 by and
             between Apartment Management Company, LLC and Western
             National Securities d/b/a Western National Property
             Management ("WNPM").
    10.8     Amended and Restated Management Agreement dated as of
             January 1, 2000 by and between the Partnership and Irvine
             Apartment Management Company.
    10.9     Guaranty dated as of March 12, 1998 by the Partnership in
             favor of WNPM and the WNPM Indemnities (as defined in
             Exhibit 10.17 hereto) (incorporated by reference to Exhibit
             10.19 of the Quarterly Report on Form 10-Q of the
             Partnership for the quarter ended March 31, 1998 (the "1998
             First Quarter Form 10-Q")).
    10.10    Purchase and Sale Agreement dated as of January 1, 2000 by and between WNPM and Apartment Management Company, LLC.
    10.11    Amended and Restated Unsecured Loan Agreement dated as of
             June 7, 1999 by and among the Partnership, the Banks listed therein, Wells Fargo Bank, N.A., as Co-Arranger and
             Administrative Agent, and U.S. Bank National Association, as
             Co-Arranger (incorporated by reference to Exhibit 10.2 of
             the 1999 Second Quarter Form 10-Q).
    10.12    Loan Agreement by and between California Statewide
             Communities Development Authority and the Partnership dated as of May 15, 1998 (incorporated by reference to Exhibit
             10.24 of the 1998 Form 10-K).
    10.13    Indenture of Trust by and between California Statewide
             Communities Development Authority and U.S. Bank Trust
             National Association, as Trustee dated as of May 15, 1998
             securing $334,190,000 California Statewide Communities
             Development Authority Apartment Development Revenue
             Refunding Bonds, Series 1998A (Irvine Apartment Communities,
             L.P.) (incorporated by reference to Exhibit 10.25 of the
             1998 Form 10-K).
    10.14    First Supplemental Indenture of Trust by and between
             California Statewide Communities Development Authority and
             U.S. Bank Trust National Association, as Trustee dated as of
             June 11, 1998 ($334,190,000 California Statewide Communities
             Development Authority Apartment Development Revenue
             Refunding Bonds, Series 1995A) (incorporated by reference to
             Exhibit 10.26 of the 1998 Form 10-K).
    10.15    Registration Rights Agreement dated as of November 12, 1998 by and among the Partnership and the Trust and Greene Street
             1998 Exchange Fund, L.P. (incorporated by reference to
             Exhibit 10.27 of the 1998 Form 10-K).
    10.16    Letter dated June 8, 1999 regarding the Funding Agreement
             between The Irvine Company and the Partnership.
    21.1     Subsidiaries of the Partnership (incorporated by reference to Exhibit 21.2 of the 1997 Form 10-K).
    21.2     Subsidiaries of the Trust (none).
    24       Power of Attorney (included in signature page of this
             Report)
    27.1     Financial Data Schedule for the Partnership (only included in electronically-filed document).
    27.2     Financial Data Schedule for IAC Capital Trust (only included in electronically-filed document).

     (b) REPORTS ON FORM 8-K

     The Partnership did not file any reports on Form 8-K during the fourth quarter of 1999.

     The Trust did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     The undersigned hereby constitute and appoint Michael D. McKee and David A. Patty, and each of them, their true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them and in their names, places and steads, in any and all capacities, to sign the Annual Report on Form 10-K of Irvine Apartment Communities, L.P. and of IAC Capital Trust for the fiscal year ending December 31, 1999 and all amendments to such Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform to all intents and purposes as they might or could do in person, hereby ratifying all that said attorneys-in-fact and agents, each acting alone, or their substitutes, may lawfully do or cause to be done by virtue thereof.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

       /s/ CLARENCE W. BARKER          President and Chief Operating Officer  March 28, 2000
-------------------------------------     of IACLLC (Principal Executive
         Clarence W. Barker                          Officer)

         /s/ DAVID A. PATTY             Executive Vice President and Chief    March 28, 2000
-------------------------------------    Administrative Officer of IACLLC
           David A. Patty                (Principal Financial Officer and
                                           Principal Accounting Officer)

         /s/ MAX L. GARDNER                  Executive Vice President,        March 28, 2000
-------------------------------------          Operations of IACLLC
           Max L. Gardner

           /s/ DONALD BREN                      Director of IACLLC            March 28, 2000
-------------------------------------
             Donald Bren

          /s/ GARY H. HUNT                      Director of IACLLC            March 28, 2000
-------------------------------------
            Gary H. Hunt

        /s/ MICHAEL D. MCKEE                    Director of IACLLC            March 28, 2000
-------------------------------------
          Michael D. McKee

         /s/ RICHARD G. SIM                     Director of IACLLC            March 28, 2000
-------------------------------------
           Richard G. Sim

        /s/ RAYMOND L. WATSON                   Director of IACLLC            March 28, 2000
-------------------------------------
          Raymond L. Watson

                                          IRVINE APARTMENT COMMUNITIES, L.P.
                                          By: Irvine Apartment Communities LLC
                                            its sole general partner

Date: March 28, 2000                      By:     /s/ MICHAEL D. MCKEE
                                            ------------------------------------
                                                      Michael D. McKee
                                               Vice Chairman, Chief Financial
                                                           Officer
                                                       and Secretary

                                          IAC CAPITAL TRUST

Date: March 28, 2000                      By:      /s/ DAVID A. PATTY
                                            ------------------------------------
                                                       David A. Patty
                                                      Regular Trustee

                       IRVINE APARTMENT COMMUNITIES, L.P.
                               IAC CAPITAL TRUST

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
IRVINE APARTMENT COMMUNITIES, L.P.
  Consolidated Balance Sheets...............................   F-2
  Consolidated Statements of Operations.....................   F-3
  Consolidated Statements of Changes in Partners' Capital...   F-4
  Consolidated Statements of Cash Flows.....................   F-5
  Notes to Consolidated Financial Statements................   F-6
  Schedule III -- Consolidated Real Estate and Accumulated
     Depreciation...........................................  F-17
  Report of Independent Auditors............................  F-20
IAC CAPITAL TRUST
  Balance Sheets............................................  F-21
  Statements of Operations and Equity.......................  F-22
  Statements of Cash Flows..................................  F-23
  Notes to Financial Statements.............................  F-24
  Report of Independent Auditors............................  F-25

                       IRVINE APARTMENT COMMUNITIES, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Real estate assets, at cost
  Land......................................................  $  417,196    $  248,105
  Buildings and improvements................................   1,709,377     1,172,877
                                                              ----------    ----------
                                                               2,126,573     1,420,982
  Accumulated depreciation..................................    (325,229)     (281,449)
                                                              ----------    ----------
                                                               1,801,344     1,139,533
  Under development, including land.........................     161,435       205,371
                                                              ----------    ----------
                                                               1,962,779     1,344,904
Cash and cash equivalents...................................      13,834         4,888
Restricted cash.............................................       1,944         1,653
Deferred financing costs, net of accumulated amortization of
  $10,693 and $8,814 at December 31, 1999 and 1998,
  respectively..............................................      11,732        12,159
Other assets................................................      36,235        11,020
                                                              ----------    ----------
                                                              $2,026,524    $1,374,624
                                                              ==========    ==========

LIABILITIES
Mortgages and notes payable.................................  $  864,602    $  751,818
Accounts payable and accrued liabilities....................      45,554        38,871
Security deposits...........................................      10,598         9,467
                                                              ----------    ----------
                                                                 920,754       800,156
REDEEMABLE PREFERRED INTERESTS
Redeemable Series A preferred limited partner units, 6,000
  preferred partnership units outstanding at December 31,
  1999 and 1998.............................................     144,149       144,097
Redeemable Series B preferred limited partner units, 2,000
  preferred partnership units outstanding at December 31,
  1999 and 1998.............................................      48,700        48,692
                                                              ----------    ----------
                                                                 192,849       192,789
                                                              ----------    ----------
PARTNERS' CAPITAL
General Partner, 20,176 and 20,164 common partnership units
  outstanding at December 31, 1999 and 1998, respectively...     682,315       195,858
Common Limited Partners, 25,027 common partnership units
  outstanding at December 31, 1999 and 1998.................     230,606       185,821
                                                              ----------    ----------
                                                                 912,921       381,679
                                                              ----------    ----------
                                                              $2,026,524    $1,374,624
                                                              ==========    ==========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
REVENUES
Rental income...............................................  $243,890   $213,296   $181,902
Other income................................................     7,111      6,077      4,203
Interest income.............................................     2,414      1,464        840
                                                              --------   --------   --------
                                                               253,415    220,837    186,945
                                                              --------   --------   --------
EXPENSES
Property expenses...........................................    54,218     49,398     44,556
Real estate taxes...........................................    19,544     17,209     15,013
Interest expense, net.......................................    33,807     27,822     30,368
Amortization of deferred financing costs....................     1,879      1,942      2,369
Depreciation and amortization...............................    44,441     33,802     29,309
General and administrative..................................    13,875      9,352      6,747
Loss on settlement of unused treasury locks.................                7,763
                                                              --------   --------   --------
                                                               167,764    147,288    128,362
                                                              --------   --------   --------
Income before extraordinary item and redeemable preferred
  interests.................................................    85,651     73,549     58,583
Extraordinary item related to debt extinguishment...........              (42,451)
                                                              --------   --------   --------
Income before redeemable preferred interests................    85,651     31,098     58,583
Redeemable preferred interests..............................    16,750     12,317
                                                              --------   --------   --------
NET INCOME..................................................  $ 68,901   $ 18,781   $ 58,583
                                                              ========   ========   ========
ALLOCATION OF NET INCOME
General Partner.............................................  $ 30,752   $  8,356   $ 26,404
Common Limited Partners.....................................  $ 38,149   $ 10,425   $ 32,179

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                       CONSOLIDATED STATEMENTS OF CHANGES
                              IN PARTNERS' CAPITAL

                                   IRVINE APARTMENT     IRVINE APARTMENT
                                      COMMUNITIES       COMMUNITIES, INC.
                                          LLC             (PREDECESSOR)      LIMITED PARTNERS     TOTAL
                                   -----------------    -----------------    ----------------    --------
                                                               (IN THOUSANDS)
PARTNERS' CAPITAL
Balance at January 1, 1997.......                           $ 180,017            $140,327        $320,344
  Net Income.....................                              26,404              32,179          58,583
  Contributions..................                              33,384              73,004         106,388
  Distributions..................                             (28,885)            (35,203)        (64,088)
                                                            ---------            --------        --------
Balance at December 31, 1997.....                           $ 210,920            $210,307        $421,227
                                                            =========            ========        ========
  Net Income.....................                           $   8,356            $ 10,425        $ 18,781
  Contributions..................                               7,011               3,047          10,058
  Distributions..................                             (30,429)            (37,958)        (68,387)
                                                            ---------            --------        --------
Balance at December 31, 1998.....                           $ 195,858            $185,821        $381,679
                                                            =========            ========        ========
  Net Income.....................      $ 16,595             $  14,157            $ 38,149        $ 68,901
  Contributions..................                                 394                                 394
  Distributions..................       (14,462)               (7,768)            (27,574)        (49,804)
  Merger Transaction (Note 7)....       680,182              (202,641)             34,210         511,751
                                       --------             ---------            --------        --------
Balance at December 31, 1999.....      $682,315             $      --            $230,606        $912,921
                                       ========             =========            ========        ========
COMMON PARTNERSHIP UNITS
  OUTSTANDING
Balance at January 1, 1997.......                              18,556              22,292          40,848
  Additional common partnership
     units issued................                               1,345               2,627           3,972
                                                            ---------            --------        --------
Balance at December 31, 1997.....                              19,901              24,919          44,820
                                                            =========            ========        ========
  Additional common partnership
     units issued................                                 263                 108             371
                                                            ---------            --------        --------
Balance at December 31, 1998.....                              20,164              25,027          45,191
                                                            =========            ========        ========
  Additional common partnership
     units issued................                                  12                                  12
  Merger Transaction (Note 7)....        20,176               (20,176)
                                       --------             ---------            --------        --------
Balance at December 31, 1999.....        20,176                    --              25,027          45,203
                                       ========             =========            ========        ========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................  $  68,901    $  18,781    $  58,583
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Write-off of deferred financing costs.................                   8,314
  Amortization of deferred financing costs..............      1,879        1,942        2,369
  Depreciation and amortization.........................     44,441       33,802       29,309
  Redeemable preferred interests........................     16,750       12,317
  Increase (decrease) in cash attributable to changes in
     assets and liabilities:
     Restricted cash....................................       (291)        (189)         (88)
     Other assets.......................................     (2,070)       2,330       (3,042)
     Accounts payable and accrued liabilities...........     10,096        4,725        5,972
     Security deposits..................................      1,131        1,769        1,604
                                                          ---------    ---------    ---------
          Net Cash Provided by Operating Activities.....    140,837       83,791       94,707
                                                          ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets....     (6,495)      (5,883)      (5,041)
Capital investments in real estate assets...............   (146,367)    (225,844)    (244,517)
                                                          ---------    ---------    ---------
          Net Cash Used in Investing Activities.........   (152,862)    (231,727)    (249,558)
                                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable...............    193,293      584,190      301,208
Payments on mortgages and notes payable.................   (104,316)    (554,493)    (150,224)
Advances from affiliate.................................     71,700
Payment to affiliate....................................    (71,700)
Additions to deferred financing costs...................     (1,452)      (3,336)      (1,261)
Net proceeds from issuance of redeemable preferred
  limited partner units.................................                 192,725
Distributions to redeemable preferred limited partner
  unit holders..........................................    (16,750)     (12,317)
Contributions from partners.............................                   9,818       70,635
Distributions to partners...............................    (49,804)     (68,387)     (64,088)
                                                          ---------    ---------    ---------
          Net Cash Provided by Financing Activities.....     20,971      148,200      156,270
                                                          ---------    ---------    ---------
Net Increase In Cash and Cash Equivalents...............      8,946          264        1,419
Cash and Cash Equivalents at Beginning of Period........      4,888        4,624        3,205
                                                          ---------    ---------    ---------
Cash and Cash Equivalents at End of Period..............  $  13,834    $   4,888    $   4,624
                                                          =========    =========    =========
Supplemental Disclosure of Cash Flow Information
  Interest paid, net of amounts capitalized.............  $  33,183    $  26,950    $  28,309
  Tax-exempt debt assumed...............................               $  18,000

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     Irvine Apartment Communities, L.P., a Delaware limited partnership (the "Partnership"), was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. ("IAC, Inc.") obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the "Acquiror"), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the "Merger"), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC ("IACLLC"). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company and certain of its affiliates beneficially own and control all of the outstanding common partnership units in the Partnership and IACLLC became the sole general partner of the Partnership. The Partnership's management and operating decisions are under the unilateral control of IACLLC. All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC. At December 31, 1999, IACLLC had a 44.6% general partnership interest in the Partnership and The Irvine Company and certain of its affiliates had a 55.4% common limited partnership interest in the Partnership.

     The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. As of December 31, 1999, the Partnership owned 65 apartment communities representing 17,362 operating apartment units and 2,119 apartment units under construction or development (collectively, the "Properties"). In March 1998, the Partnership and Western National Property Management ("WNPM") announced the formation of a strategic alliance that, in April 1998, assumed all property management responsibilities for the Partnership's Southern California portfolio. Effective January 1, 1999, the property management responsibilities of the new entity, Irvine Apartment Management Company ("IAMC"), were expanded to include the Partnership's entire portfolio. As of December 31, 1999, IAMC was owned 51% by the Partnership and 49% by WNPM. On January 1, 2000, the partnership agreement of IAMC was amended and restated whereby IAMC is owned 75% by the Partnership and 25% by WNPM.

     IAC Capital Trust, a Delaware business trust (the "Trust"), was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the Partnership. The Trust exists for the sole purpose of issuing redeemable preferred securities and investing the proceeds thereof in preferred limited partner units of the Partnership.

     Profits and losses of the Partnership are generally allocated to the general partner and to the common limited partners based on their respective ownership interests in the Partnership. The holders of the Series A redeemable preferred limited partner units and redeemable preferred securities are entitled to distributions/ dividends at an annual rate of 8 1/4% of the stated value per unit/security. The stated value of each unit/security is $25. The holders of the Series B redeemable preferred limited partner units are entitled to distributions at an annual rate of 8 3/4% of the stated value per unit. The stated value of each unit is $25.

     The accompanying financial statements include the consolidated accounts of the Partnership and its financially controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Prior to the Merger, all costs incurred by IAC, Inc. relating to the ownership of interests in and operation of the Partnership, including the compensation of its officers and employees, stock incentive plans, director fees and the costs and expenses of being a public company, were reimbursed by the Partnership.

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

of assets and liabilities as of December 31, 1999 and 1998, and the revenues and expenses for the three years ended December 31, 1999. Actual results could differ from those estimates.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Real Estate Assets and Depreciation: Real estate assets, which are held as long-term investments, are stated at cost less accumulated depreciation. Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets, on a property-by-property basis, are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. As of December 31, 1999, no impairment losses have been recorded. Land and infrastructure costs are allocated to properties based on relative fair value. Costs related to the development and construction of properties are capitalized as incurred. Interest and property taxes are capitalized to apartment communities which are under active development. When a building within a community under construction is completed and held available for occupancy, the related costs are expensed.

     Repair and maintenance expenditures are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (principally forty years for buildings; twenty years for siding, roofs and balconies; fifteen years for plumbing and air conditioning equipment; ten years for pools, tennis courts, parking lots and driveways; and five to ten years for furniture and fixtures).

     Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a remaining original maturity when purchased of three months or less to be cash equivalents.

     Restricted Cash: Restricted cash is comprised of reserve accounts for capital replacements, property taxes and insurance. These restricted funds are subject to supervision and approval by a lender or a government agency. The terms of the contract with the government agency contain certain restrictions concerning operating policies, rental charges, operating expenditures, distributions to owners and other matters.

     Deferred Financing Costs: Costs incurred in obtaining long-term financing or costs to buy down or hedge interest costs are deferred and amortized over the term of the related debt agreements using the effective interest method.

     Revenue Recognition: The Partnership leases apartment units to a diverse resident base for terms of one year or less. Credit investigations are performed for all prospective residents and security deposits are also obtained. Resident receivables are evaluated for collectibility each month. Rental revenue is recognized on an accrual basis as it is earned over the life of the lease. Interest income is recorded as earned.

     Interest Expense: Interest rates are substantially fixed for specified periods through interest rate swaps and buy-down agreements for certain debt instruments. These financial instruments are entered into as a hedge against the interest exposure from variable rate debt. The differences paid or received on swaps and related agreements are included in interest expense as yield adjustments.

     Income Taxes: The Partnership's taxable income is reportable by its partners. Accordingly, no provision has been made for federal income taxes in the accompanying statements of operations.

     Descriptive Information About Reportable Segments: During the fourth quarter of 1998, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). The adoption of Statement No. 131 did not affect the results of operations or financial position of the Partnership.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

     The Partnership operates and develops apartment communities in California which generate rental and other income through the leasing of apartment units to a diverse base of renters. The Partnership separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single dominant apartment communities segment.

     The Partnership evaluates performance and allocates resources primarily based on the net operating income ("NOI") of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $177,239, $152,766 and $126,536 for the years ended December 31, 1999, 1998 and 1997, respectively. All other segment measurements are disclosed in the Partnership's consolidated financial statements.

     All revenues are from external customers and there are no revenues from transactions with other segments. There are no tenants which contributed 10% or more of the total revenues during 1999, 1998 or 1997. Interest expense on debt is not allocated to individual apartment communities, even if such debt is secured by the apartment communities. There is no provision for income taxes as the Partnership's taxable income is reported by each of its partners.

     Reclassifications: Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with financial statement presentations in 1999.

NOTE 3 -- MORTGAGES AND NOTES PAYABLE

     The Partnership's unsecured revolving credit facility and $100 million unsecured term loan were amended in June 1999. The unsecured revolving credit facility and unsecured term loan were amended and restated to accommodate the Merger and to allow The Irvine Company and certain of its affiliates to beneficially own and control all of the outstanding common partnership units in the Partnership and IACLLC to become the sole general partner of the Partnership.

     Tax-Exempt Mortgage Bond Financings: In October 1998, the Partnership assumed $18 million in tax-exempt mortgage bond financings associated with the purchase of a 216-unit apartment community ("One Park Place"). The tax-exempt financings represent loans payable that are collateralized by One Park Place. Monthly interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The bonds bear interest at a weekly remarketed tax-exempt rate and are due April 2025.

     In September 1999, the Partnership completed a $32 million offering of tax-exempt mortgage bond financings (the "Bonds") for the construction of two apartment buildings comprising of 201 units (the "Project") at the Partnership's Villa Siena property. The Bonds represent loans payable that are collateralized by a deed of trust granting a security interest in the Project. Payment of principal and interest on the Bonds is secured by an irrevocable letter of credit issued by Bank of America, National Association. As a result, the Bonds were assigned the ratings of AA-/A1+, Aa1/P1 and AA/F1+ from Standard & Poor's, Moody's and Fitch IBCA, respectively. Monthly principal and interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The Bonds bear interest at a weekly-remarketed tax-exempt rate and are due September 2029. The Bonds had an average floating interest rate inclusive of fees of 6.19% in December 1999. As of December 31, 1999, the Partnership has received proceeds of $8.3 million that represents land, transaction and development costs related to the Project. The remaining $23.7 million of proceeds (included as a receivable in other assets) is held by a trustee and will be funded for construction of the Project as costs are incurred.

     Conventional Mortgage Financings: Conventional mortgages are collateralized by apartment communities having a net book value of $414,800 as of December 31, 1999. The mortgages are generally due in monthly

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

installments and mature at various dates through 2018. Prior to the initial public offering (the "Offering") of IAC, Inc. in 1993, interest rates on eleven of the conventional mortgages were fixed at rates which ranged from 7.75% to 9.63%, with a weighted average rate of 8.69%. In connection with the Offering, the interest rates on these mortgages were adjusted to market rates for specified periods of time and currently range from 6.31% to 8.30%. The interest reduction periods expire prior to or at the loan maturity dates and range from 2000 to 2008.

     In September 1999, the Partnership obtained $115 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by three of the Partnership's apartment communities. The financing is due in monthly installments, bears interest at a fixed rate of 7.37% and matures in September 2010. Proceeds from the financing were used to repay the advances from affiliate (see Note 8) and for general construction purposes.

     In October 1999, the Partnership obtained $70 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by three of the Partnership's apartment communities. The financing is due in monthly installments, bears interest at a fixed rate of 7.15% and matures in October 2009. Proceeds from the financing were used to repay the unsecured term loan and for general construction purposes.

     As of December 31, 1999, the weighted average interest rate for all the conventional mortgages was 7.22%. Including the amortization of deferred financing costs, the all-in interest rate was 7.70%.

     Mortgage Notes Payable to The Irvine Company: Two of the Partnership's apartment communities are financed by mortgage notes payable to The Irvine Company. These mortgage notes totaled $48,586 and $49,517 at December 31, 1999 and 1998, respectively. The mortgage notes are collateralized by all-inclusive trust deeds on each of the apartment communities financed. They bore fixed interest rates of 5.75% at December 31, 1999, are fully amortizing and mature in 2015 and 2024. Interest incurred on the mortgage notes payable to The Irvine Company totaled $2,818, $2,871 and $2,920 for the years ended December 31, 1999, 1998 and 1997, respectively. The mortgage notes payable to The Irvine Company "wrap around" secured first trust deed notes payable to third-party financial institutions. The secured first trust deed notes totaled $49,076 and $49,890 as of December 31, 1999 and 1998, respectively.

     Tax-Exempt Assessment District Debt: In connection with the Offering, the Partnership assumed certain tax-exempt assessment district debt of the predecessor entity. In conjunction with the purchase of land, the Partnership assumed $2,771 in 1996 in tax-exempt assessment district debt. Tax-exempt assessment district debt represents debt issued by municipal government authorities to finance the construction of infrastructure and improvements. The debt obligations are repaid by the Partnership through assessments.

     Unsecured Tax-Exempt Bond Financings: In June 1998, the Partnership completed a $334 million offering of unsecured tax-exempt debt at an average interest rate of 4.93% in three tranches ranging from 10 to 15 years. Proceeds from the offering were used to repay the Partnership's existing tax-exempt mortgage debt and to pay costs associated with prepayment penalties and the unwinding of certain swap agreements. The Partnership recorded an extraordinary item related to debt extinguishment of $42.5 million in June 1998.

     Unsecured Term Loan: In November 1998, the Partnership placed a $100 million unsecured term loan with two banks. The term loan was interest-only and bore interest at LIBOR plus 1.5%. The floating rate had been fixed through an interest rate swap agreement. The term loan matured in November 1999 and was repaid.

     Unsecured Notes Payable: In May 1997, the Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. In October 1997, the Partnership issued $100 million aggregate principal amount of 7% senior

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

unsecured notes pursuant to its shelf registration statement. The notes are due on October 1, 2007. Net proceeds from the offering of $97.9 million were used to repay indebtedness under the Partnership's line of credit. The Partnership was in compliance with all covenant requirements at December 31, 1999. In June 1999, the Partnership cancelled the remaining availability of $250 million under the shelf registration statement, including the Prospectus Supplement dated April 9, 1998 filed for the future issuance of Medium-Term Notes. The Partnership no longer plans to issue additional securities under the shelf registration statement.

     Unsecured Line of Credit: The Partnership has a $125 million unsecured revolving credit facility that was amended in June 1999. The amended credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on credit ratings on the Partnership's senior unsecured long-term indebtedness. Under the credit facility, the Partnership is able to borrow funds from the participating banks through a competitive bid process to obtain a lower interest rate. The Partnership may also enter into letters of credit under the facility. Borrowings under the credit facility, which are guaranteed by the general partner, are available to finance the Partnership's ongoing rental property development and for general working capital needs. The general partner and the Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At December 31, 1999, the general partner and the Partnership were in compliance with all of these covenants. At December 31, 1999, the general partner entered into letters of credit under the facility totaling $63.5 million related to land and building purchases. The letters of credit reduced the remaining amount available under the line of credit. As of December 31, 1999, there were no outstanding amounts under the line of credit and $61.5 million was available under the credit facility.

     Interest Rate Swap Agreement: The Partnership used an interest rate swap agreement to effectively convert its floating rate unsecured term loan to a fixed-rate basis, thus reducing the impact of fluctuations in interest rates. The swap agreement terminated in 1999. Additionally, the Partnership restructured several interest rate swaps related to the retired tax-exempt bonds in May 1995. These transactions reduce the interest expense on unsecured tax-exempt bond financings by approximately 30 basis points per year through 2001.

     Treasury Rate Lock Agreements: The Partnership entered into treasury lock agreements to hedge a planned debt offering of $100 million and lock into a treasury rate of 5.67%. In November 1998, the Partnership terminated all of its outstanding treasury rate lock agreements because management determined that the planned debt offering would not occur. The cost of terminating these agreements was $7.8 million.

     Capitalized Interest: The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. The average qualifying asset balance for projects under development was approximately $182.7 million, $156.4 million and $76.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Interest capitalized was $14,419, $12,280 and $5,704 in 1999, 1998 and 1997, respectively. Interest incurred totaled $48,226, $40,102 and $36,072 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Other Matters: Mortgages and notes payable totaling $378,937 are subject to prepayment penalties at December 31, 1999.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

MORTGAGES AND NOTES PAYABLE AT DECEMBER 31, 1999

                                                                       EXPIRATION OF
                                             OUTSTANDING   EFFECTIVE   INTEREST RATE   INTEREST RATE
                                              PRINCIPAL    INTEREST      REDUCTION         AFTER       MATURITY
               TYPE OF DEBT                    BALANCE       RATE         PERIOD          STEP-UP        DATE
               ------------                  -----------   ---------   -------------   -------------   --------
                                                                   (DOLLARS IN THOUSANDS)
Tax-exempt mortgage bond financings........   $ 50,038       6.18%                                       1/28
Conventional mortgage financings:
  Amherst Court............................     11,251       7.15%                                      11/09
  Bayport..................................      4,617       6.91%         7/08            9.25%         7/18
  Bayview..................................      3,332       6.91%         7/08            9.25%         7/18
  Baywood..................................     19,913       6.91%         7/08            9.25%         7/18
  Deerfield Phase I........................      7,069       6.57%         7/02            8.90%         7/08
  Mariner Square...........................      5,327       6.32%         9/00            8.50%         8/08
  Newport Ridge............................     63,653       7.37%                                      10/10
  The Parklands............................      5,202       6.15%                                       4/04
  Parkwood.................................     11,941       6.31%         8/00            8.50%         7/08
  Promontory Point.........................     34,276       8.30%                                       8/00
  Rancho Mariposa..........................     12,054       7.75%                                       6/03
  San Carlo................................     33,535       7.15%                                      11/09
  San Mateo................................     22,665       7.37%                                      10/10
  San Paulo................................      1,458       4.00%                                       1/13
  San Paulo................................        637       3.00%                                       1/08
  Santa Maria..............................     25,130       7.15%                                      11/09
  Sierra Vista.............................     28,506       7.37%                                      10/10
  Turtle Rock Vista........................     12,662       6.31%         8/00            8.50%         7/08
  Woodbridge Pines.........................      8,040       6.91%         9/08            9.25%         8/18
                                              --------
                                               311,268       7.22%                                       8/09
                                              --------
Mortgage notes payable to The Irvine
  Company:
  Park West................................     32,840       5.75%                                       7/24
  Rancho San Joaquin.......................     15,746       5.75%                                       1/15
                                              --------
                                                48,586       5.75%                                       5/21
                                              --------
Tax-exempt assessment district debt:
  Fixed rate...............................      5,268       6.29%                                       7/17
  Variable rate............................     15,910       5.05%                                       9/18
                                              --------
                                                21,178       5.36%                                       5/18
                                              --------
Unsecured tax-exempt bond financings.......    334,190       4.93%                                      11/09
                                              --------
Unsecured notes payable....................     99,342       7.10%                                      10/07
                                              --------
          Total/weighted average...........   $864,602       6.13%                                       5/11
                                              ========

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

SCHEDULED PRINCIPAL AMORTIZATION: MORTGAGES AND NOTES PAYABLE AT DECEMBER 31,
1999

                                                       YEAR OF MATURITY
                                  ----------------------------------------------------------
          TYPE OF DEBT             2000      2001     2002     2003      2004     THEREAFTER    TOTAL
          ------------            -------   ------   ------   -------   -------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Tax-exempt mortgage bond
  financings....................                                                   $ 50,038    $ 50,038
Conventional mortgage
  financings....................  $38,834   $5,087   $5,489   $16,603   $ 8,382     236,873     311,268
Mortgage notes payable to The
  Irvine Company................      986    1,044    1,106     1,171     1,308      42,971      48,586
Tax-exempt assessment district
  debt..........................      522      583      642       668       737      18,026      21,178
Unsecured tax-exempt bond
  financings....................                                                    334,190     334,190
Unsecured notes payable.........                                                     99,342      99,342
                                  -------   ------   ------   -------   -------    --------    --------
          Totals................  $40,342   $6,714   $7,237   $18,442   $10,427    $781,440    $864,602
                                  =======   ======   ======   =======   =======    ========    ========
Percentage of debt..............      4.7%     0.8%     0.8%      2.1%      1.2%       90.4%      100.0%
                                  =======   ======   ======   =======   =======    ========    ========

NOTE 4 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for financial instruments approximate their fair value except as discussed below. The fair values of the conventional mortgage financings and the mortgage notes payable to The Irvine Company are estimated using discounted cash flow analyses and the Partnership's current estimated borrowing rates for similar types of borrowing arrangements. The interest rate used in the fair value calculation ranges from 8.0% to 8.3% based on the terms of the loan. As of December 31, 1999, the fair values of the conventional mortgage financings and the mortgage notes payable to The Irvine Company were $300,172 and $38,968, respectively. The fair values of the unsecured notes payable and unsecured tax-exempt bond financings based on prevailing interest rates at December 31, 1999 were $94,381 and $329,376, respectively.

NOTE 5 -- REDEEMABLE PREFERRED INTERESTS

     In January 1998, IAC Capital Trust issued 6.0 million of 8 1/4% Series A Preferred Securities. The proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Partnership. The Partnership used the $150 million of proceeds, net of costs and offering expenses, all of which were paid by the Partnership, to repay the outstanding balance on the Partnership's credit facility and to fund development.

     In November 1998, the Partnership issued 2.0 million of 8 3/4% Series B Preferred Limited Partner Units. The Partnership used the net proceeds to reduce the outstanding balance on its unsecured line of credit.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

NOTE 6 -- PARTNERS' CAPITAL

RECONCILIATION OF COMMON PARTNERSHIP UNITS OUTSTANDING

                                         FOR THE YEAR ENDED DECEMBER 31, 1999            FOR THE YEAR ENDED DECEMBER 31, 1998
                                  --------------------------------------------------   ----------------------------------------
                                                        THE IRVINE                                 THE IRVINE
                                                          COMPANY                                    COMPANY
                                                        AND CERTAIN                                AND CERTAIN
                                                          OF ITS                                     OF ITS
                                  IACLLC    IAC, INC.   AFFILIATES    OTHER   TOTAL    IAC, INC.   AFFILIATES    OTHER   TOTAL
                                  -------   ---------   -----------   -----   ------   ---------   -----------   -----   ------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
Balance at beginning of
  period........................              20,164      24,952        75    45,191    19,901       24,844        75    44,820
Stock options exercised and
  awards issued.................                  12                              12        38                               38
Dividend reinvestment plan and
  additional cash investment
  plan..........................                                                           225          108                 333
Merger Transaction (Note 7).....  20,176     (20,176)         75       (75)
                                  ------     -------      ------       ---    ------    ------       ------       ---    ------
Balance at end of period........  20,176                  25,027              45,203    20,164       24,952        75    45,191
                                  ------     -------      ------       ---    ------    ------       ------       ---    ------
Ownership interest at end of
  period........................    44.6%                   55.4%                100%     44.6%        55.2%      0.2%      100%
                                  ======     =======      ======       ===    ======    ======       ======       ===    ======

NET INCOME ALLOCATION

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1999        1998        1997
                                                        --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
Limited Partners:
  Income allocated to The Irvine Company and certain
     of its affiliates based on their ownership
     interest.........................................  $38,096     $10,394     $32,088
  Income allocated to others based on their ownership
     interest.........................................       53          31          91
                                                        -------     -------     -------
                                                         38,149      10,425      32,179
                                                        -------     -------     -------
General Partner:
  Income allocated to IAC, Inc. based on its ownership
     interest.........................................   14,157       8,356      26,404
  Income allocated to IACLLC based on its ownership
     interest.........................................   16,595
                                                        -------     -------     -------
                                                         30,752       8,356      26,404
                                                        -------     -------     -------
Net Income............................................  $68,901     $18,781     $58,583
                                                        =======     =======     =======

NOTE 7 -- MERGER BETWEEN IAC, INC. AND ACQUIROR

     On June 7, 1999, pursuant to the Merger, each outstanding share of IAC, Inc.'s common stock was converted into the right to receive $34 in cash. The Merger and related transactions were accounted for using the purchase method of accounting in accordance with GAAP. Accordingly, the assets and liabilities of the Partnership were adjusted to fair value. The step-up in basis related to IACLLC's and The Irvine Company's investment in the Partnership of $511.8 million approximates the fair value of the net assets acquired and was allocated to the assets of the Partnership using push-down accounting based on the excess of their estimated fair value over their historical carrying amount. Accordingly, $131.9 million of the step-up in basis was allocated to land and $379.9 million was allocated to buildings and improvements.

     In conjunction with the Merger, IAC, Inc. and the Partnership entered into a separate agreement whereby IAC, Inc. agreed to reimburse the Partnership for all costs of the Merger incurred on IAC, Inc.'s behalf during 1999. In June 1999, the Partnership was reimbursed for $6.6 million of Merger costs, of which

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

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

     Also in conjunction with the Merger, the Partnership and The Irvine Company entered into a separate agreement whereby The Irvine Company agreed to fund certain construction cost overruns and net operating income shortfalls of the Partnership in connection with the development and operation of nine apartment projects which were under development at the time of the Merger. The Irvine Company is obligated to contribute to the Partnership an amount equal to the difference between the total costs incurred by the Partnership to complete the construction of the respective apartment project and the amount of the approved budget for such construction. There were no contributions for construction cost overruns made during 1999. In addition, The Irvine Company is obligated to contribute to the Partnership an amount equal to the difference between the approved budgeted pro forma stabilized net operating income of the respective apartment project and the net operating income earned by the Partnership from the operation of such property. There were no contributions for net operating income shortfalls made during 1999.

NOTE 8 -- CERTAIN TRANSACTIONS WITH RELATED PARTIES

     Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative service agreement covering services for risk management, income taxes, human resources and other services totaling $99 for the year ended December 31, 1999. The amounts for the corresponding periods in 1998 and 1997 were $185 and $132, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. In addition, the Partnership incurred rent totaling $556, $447 and $384 for the years ended December 31, 1999, 1998 and 1997, respectively, related to leases with The Irvine Company that expire in 2003. IAMC incurred rent totaling $203 and $156 for the years ended December 31, 1999 and 1998, respectively, related to a lease with The Irvine Company. For the years ended December 31, 1998 and 1997, The Irvine Company contributed $3,763 and $766, respectively, in connection with stock issuances under the dividend reinvestment and additional cash investment plan. The Irvine Company made no contributions under the dividend reinvestment and additional cash investment plan in 1999.

     The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $6.6 million in 1999.

     In February 1997, the Partnership acquired a development site known as Rancho Santa Fe for $8.4 million from The Irvine Company for the development of 316 rental units pursuant to the Land Rights Agreement between the Partnership and The Irvine Company. IAC, Inc.'s board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 313,439 additional common limited partnership units in the Partnership to The Irvine Company.

     Concurrent with IAC, Inc.'s common stock offering in February 1997, The Irvine Company, pursuant to its rights under the partnership agreement, purchased 1.39 million common limited partnership units at a price of $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) or a total of $36.2 million.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

     In October 1997, the Partnership acquired a development site known as Sonoma for $5.7 million from The Irvine Company for the development of 196 rental units pursuant to the Land Rights Agreement between the Partnership and The Irvine Company. IAC, Inc.'s board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 179,433 additional common limited partnership units in the Partnership to The Irvine Company.

     In December 1997, the Partnership acquired a development site known as Arcadia at Stonecrest, located in San Diego County, for $9.5 million from an affiliate of The Irvine Company for the development of 336 rental units. IAC, Inc.'s board committee of independent directors approved the purchase. The purchase price was paid through the issuance of 305,707 additional common limited partnership units in the Partnership to an affiliate of The Irvine Company.

     In December 1997, the Partnership acquired a development site known as Brittany for $10.3 million from The Irvine Company for the development of 393 rental units pursuant to the Land Rights Agreement between the Partnership and The Irvine Company. IAC, Inc.'s board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 332,060 additional common limited partnership units in the Partnership to The Irvine Company.

     Subsequent to the Merger, all preacquisition project costs which had been incurred by the Partnership related to future development sites were transferred at book value to The Irvine Company for the development and eventual operation of the sites. As of December 31, 1999, The Irvine Company has reimbursed the Partnership for all of the costs incurred to date totaling approximately $21.7 million.

     Included in accounts payable and accrued liabilities at December 31, 1999 is $854 due to The Irvine Company. The amount represents a payable to The Irvine Company for the reimbursement by The Irvine Company of development costs in excess of the amount incurred by the Partnership, net of amounts owed to the Partnership for general and administrative costs and other expenses incurred by the Partnership on behalf of The Irvine Company.

     In June 1999, The Irvine Company advanced the Partnership $46 million for the repayment of the outstanding balance on the Partnership's unsecured line of credit. The advance accrued interest at 4.87%. During the third quarter of 1999, an additional $25.7 million was advanced to the Partnership by The Irvine Company. In September 1999, the Partnership repaid the advance from The Irvine Company totaling $71.7 million using the proceeds from the $115 million conventional mortgage financing. For the year ended December 31, 1999, the Partnership incurred approximately $775 of interest costs related to the advance.

     Prior to the Merger, one of IAC, Inc.'s directors was president and chief executive officer of a bank which participates in the Partnership's credit facility and acts as trustee for the unsecured notes payable. Based on the bank's percentage participation in the credit facility, the amount of interest and fees paid to the bank totaled $122, $364 and $279 in 1999, 1998 and 1997, respectively.

NOTE 9 -- SAVINGS PLAN

     Effective January 1, 1994, IAC, Inc. implemented a defined contribution 401(k) benefit plan covering substantially all employees who have satisfied minimum age and service requirements. Upon the Merger, this plan was transferred to, and is currently maintained by, IACLLC. The Partnership pays for these costs as they relate to IACLLC employees providing services on the Partnership's behalf. The Partnership matches employee contributions up to 50%, within certain limits, which are accrued as incurred. The Partnership also makes contributions to this plan for each participant generally equal to 3% of the participant's base salary. The aggregate cost of these contributions by the Partnership was $197, $178 and $125 in 1999, 1998 and 1997, respectively.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

NOTE 10 -- AGREEMENTS, COMMITMENTS AND CONTINGENCIES

     Management Agreement: The Partnership has a management agreement with IAMC whereby IAMC has the exclusive right to manage all of the Partnership's properties. The agreement expires in March 2001.

     Litigation: The Partnership is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse effect on the Partnership's consolidated financial statements.

     Assessment Districts: In some of the local jurisdictions within Orange County, assessment districts were formed by local governments to finance major infrastructure improvements. At December 31, 1999, the Partnership had $38.2 million of assessment district debt, of which $21.2 million was reflected in the balance sheet.

     Rent Restrictions: As of December 31, 1999, 17.5% of the apartment units within the Partnership's stabilized portfolio were required to be set aside for residents within certain income levels and had limitations on the rent that could be charged to such tenants. The rental revenue from five of these projects includes governmental rent subsidy payments of $3,815, $3,921 and $3,903 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 11 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                              ---------    --------    -------------    ------------
                                                              (DOLLARS IN THOUSANDS)
1999 QUARTERS ENDED
Revenues....................................   $59,778     $ 61,781       $64,699         $67,157
Expenses....................................   $37,907     $ 40,599       $42,391         $46,867
Net income..................................   $17,683     $ 16,995       $18,120         $16,103

1998 QUARTERS ENDED
Revenues....................................   $51,569     $ 53,309       $56,537         $59,422
Expenses....................................   $33,790     $ 33,278       $34,968         $45,252
Extraordinary item..........................               $(42,451)
Net income (loss)...........................   $15,338     $(25,513)      $18,475         $10,481

                       IRVINE APARTMENT COMMUNITIES, L.P.

     SCHEDULE III -- CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                 GROSS AMOUNT AT WHICH
                                                                          CARRIED AT DECEMBER 31, 1999(A)(B)
                                                                         -------------------------------------
               CITY, STATE                   NUMBER                                 BUILDINGS AND                ACCUMULATED
         APARTMENT COMMUNITY NAME           OF UNITS   ENCUMBRANCES(C)   LAND(E)    IMPROVEMENTS      TOTAL      DEPRECIATION
         ------------------------           --------   ---------------   --------   -------------   ----------   ------------
PROPERTIES STABILIZED FOR ALL OF 1999:
  IRVINE, CALIFORNIA
    Amherst Court.........................      162       $ 11,251       $  2,646    $   14,314     $   16,960     $  3,419
    Berkeley Court........................      152                         2,456        12,354         14,810        3,538
    Cedar Creek...........................      176                         2,471        13,279         15,750        3,864
    Columbia Court........................       58                           949         4,177          5,126        1,144
    Cornell Court.........................      109                         2,017         8,907         10,924        2,141
    Cross Creek...........................      136                         2,032        11,024         13,056        3,270
    Dartmouth Court.......................      294                         5,493        24,810         30,303        7,101
    Deerfield.............................      288          7,069          6,614        17,418         24,032        5,588
    Harvard Court.........................      112                         2,148         8,598         10,746        2,487
    Northwood Park........................      168                         2,923        12,099         15,022        3,857
    Northwood Place.......................      604                        10,150        46,587         56,737       14,132
    One Park Place........................      216         18,000          4,751        20,745         25,496          695
    Orchard Park..........................       60                         1,721         3,361          5,082        1,044
    Park West.............................      880         32,840         25,963        70,720         96,683       32,187
    Parkwood..............................      296         11,941          9,963        17,725         27,688        6,177
    Rancho San Joaquin....................      368         15,746         10,677        36,997         47,674       15,231
    San Carlo.............................      354         33,535          5,979        36,137         42,116        8,256
    San Leon..............................      248                         4,200        20,712         24,912        5,731
    San Marco.............................      426                         6,934        33,698         40,632        8,452
    San Marino............................      200                         3,350        16,095         19,445        4,790
    San Mateo.............................      283         22,665          3,783        23,973         27,756        5,473
    San Paulo.............................      382          2,095          4,602        33,271         37,873        5,141
    San Remo..............................      248                         4,148        19,665         23,813        5,704
    Santa Clara...........................      378                         6,541        40,989         47,530        4,653
    Santa Maria...........................      227         25,130          5,091        26,863         31,954        2,193
    Santa Rosa............................      368                         5,983        36,195         42,178        4,351
    Santa Rosa II.........................      207                         7,301        27,164         34,465        1,249
    Stanford Court........................      320                         5,783        23,333         29,116        6,498
    The Parklands.........................      121          5,202          1,344        10,962         12,306        3,267
    Turtle Rock Canyon....................      217                         3,696        27,413         31,109        5,555
    Turtle Rock Vista.....................      252         12,662          8,759        22,487         31,246        6,602
    Villa Coronado........................      513                         9,939        52,702         62,641        6,089
    Windwood Glen.........................      196                         3,284        14,319         17,603        4,082
    Windwood Knoll........................      248                         3,655        17,049         20,704        4,904
    Woodbridge Oaks.......................      120                         1,974         9,428         11,402        2,853
    Woodbridge Pines......................      220          8,040          7,375        14,060         21,435        5,105
    Woodbridge Villas.....................      258                         6,828        14,263         21,091        4,624
    Woodbridge Willows....................      200                         3,503        16,770         20,273        5,767
                                             ------       --------       --------    ----------     ----------     --------
                                             10,065        206,176        207,026       860,663      1,067,689      217,214
                                             ------       --------       --------    ----------     ----------     --------
  NEWPORT BEACH, CALIFORNIA
    Baypointe.............................      300                         6,824        38,226         45,050        2,881
    Bayport...............................      104          4,617          4,280         6,462         10,742        2,127
    Bayview...............................       64          3,332          3,074         4,862          7,936        1,514
    Baywood...............................      388         19,913         15,044        30,574         45,618        9,568
    Mariner Square........................      114          5,327          2,238         8,783         11,021        3,946
    Newport North.........................      570                        15,586        46,438         62,024       12,741
    Newport Ridge.........................      512         63,653         14,235        61,343         75,578        6,510
    Promontory Point......................      520         34,276         24,928        71,341         96,269       20,534
    The Colony at Fashion Island..........      245                         5,014        49,835         54,849        2,528
                                             ------       --------       --------    ----------     ----------     --------
                                              2,817        131,118         91,223       317,864        409,087       62,349
                                             ------       --------       --------    ----------     ----------     --------
  TUSTIN, CALIFORNIA
    Rancho Alisal.........................      356                         6,114        30,292         36,406        7,744
    Rancho Maderas........................      266                         3,047        24,013         27,060        5,222
    Rancho Mariposa.......................      238         12,054          2,224        22,734         24,958        4,184
    Rancho Monterey.......................      436                         9,150        46,218         55,368        4,901


               CITY, STATE                   DATE OF     DEPRECIABLE
         APARTMENT COMMUNITY NAME           COMPLETION     LIFE(D)
         ------------------------           ----------   -----------
PROPERTIES STABILIZED FOR ALL OF 1999:
  IRVINE, CALIFORNIA
    Amherst Court.........................        1991   5-40 years
    Berkeley Court........................        1986   5-40 years
    Cedar Creek...........................        1985   5-40 years
    Columbia Court........................        1984   5-40 years
    Cornell Court.........................        1984   5-40 years
    Cross Creek...........................        1985   5-40 years
    Dartmouth Court.......................        1986   5-40 years
    Deerfield.............................     1975/83   5-40 years
    Harvard Court.........................        1986   5-40 years
    Northwood Park........................        1985   5-40 years
    Northwood Place.......................        1986   5-40 years
    One Park Place........................        1995   5-40 years
    Orchard Park..........................        1982   5-40 years
    Park West.............................  1970/71/72   5-40 years
    Parkwood..............................        1974   5-40 years
    Rancho San Joaquin....................        1976   5-40 years
    San Carlo.............................        1989   5-40 years
    San Leon..............................        1987   5-40 years
    San Marco.............................        1988   5-40 years
    San Marino............................        1986   5-40 years
    San Mateo.............................        1990   5-40 years
    San Paulo.............................        1993   5-40 years
    San Remo..............................     1986/88   5-40 years
    Santa Clara...........................        1996   5-40 years
    Santa Maria...........................        1997   5-40 years
    Santa Rosa............................        1996   5-40 years
    Santa Rosa II.........................        1998   5-40 years
    Stanford Court........................        1985   5-40 years
    The Parklands.........................        1983   5-40 years
    Turtle Rock Canyon....................        1991   5-40 years
    Turtle Rock Vista.....................     1976/77   5-40 years
    Villa Coronado........................        1996   5-40 years
    Windwood Glen.........................        1985   5-40 years
    Windwood Knoll........................        1983   5-40 years
    Woodbridge Oaks.......................        1983   5-40 years
    Woodbridge Pines......................        1976   5-40 years
    Woodbridge Villas.....................        1982   5-40 years
    Woodbridge Willows....................        1984   5-40 years

  NEWPORT BEACH, CALIFORNIA
    Baypointe.............................        1997   5-40 years
    Bayport...............................        1971   5-40 years
    Bayview...............................        1971   5-40 years
    Baywood...............................     1973/84   5-40 years
    Mariner Square........................        1969   5-40 years
    Newport North.........................        1986   5-40 years
    Newport Ridge.........................        1996   5-40 years
    Promontory Point......................        1974   5-40 years
    The Colony at Fashion Island..........        1998   5-40 years

  TUSTIN, CALIFORNIA
    Rancho Alisal.........................     1988/91   5-40 years
    Rancho Maderas........................        1989   5-40 years
    Rancho Mariposa.......................        1992   5-40 years
    Rancho Monterey.......................        1996   5-40 years

                       IRVINE APARTMENT COMMUNITIES, L.P.

     SCHEDULE III -- CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  (CONTINUED)
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                 GROSS AMOUNT AT WHICH
                                                                          CARRIED AT DECEMBER 31, 1999(A)(B)
                                                                         -------------------------------------
               CITY, STATE                   NUMBER                                 BUILDINGS AND                ACCUMULATED
         APARTMENT COMMUNITY NAME           OF UNITS   ENCUMBRANCES(C)   LAND(E)    IMPROVEMENTS      TOTAL      DEPRECIATION
         ------------------------           --------   ---------------   --------   -------------   ----------   ------------
  TUSTIN (CONTINUED)
    Rancho Santa Fe.......................      316                      $  9,670    $   37,026     $   46,696     $  1,692
    Rancho Tierra.........................      252                         2,996        24,090         27,086        5,405
    Sierra Vista..........................      306       $ 28,506          4,092        30,619         34,711        5,663
                                             ------       --------       --------    ----------     ----------     --------
                                              2,170         40,560         37,293       214,992        252,285       34,811
                                             ------       --------       --------    ----------     ----------     --------
  LA JOLLA, CALIFORNIA
    Villas of Renaissance.................      923                        23,948       115,726        139,674        7,253
                                             ------       --------       --------    ----------     ----------     --------
        TOTAL PROPERTIES STABILIZED FOR
          ALL OF 1999.....................   15,975        377,854        359,490     1,509,245      1,868,735      321,627
                                             ------       --------       --------    ----------     ----------     --------
PROPERTIES STABILIZED DURING 1999:
  Arcadia at Stonecrest (San Diego).......      336                         9,475        33,647         43,122          385
  Sonoma (Irvine).........................      196                         5,697        19,063         24,760          647
  The Hamptons at Cupertino (Cupertino)...      342                        17,209        45,247         62,456        1,575
                                             ------       --------       --------    ----------     ----------     --------
        TOTAL PROPERTIES STABILIZED DURING
          1999............................      874                        32,381        97,957        130,338        2,607
                                             ------       --------       --------    ----------     ----------     --------
        Total Stabilized Portfolio........   16,849       $377,854       $391,871    $1,607,202     $1,999,073     $324,234
                                             ------       --------       --------    ----------     ----------     --------
DELIVERED UNITS IN PROJECTS UNDER
  DEVELOPMENT
  Brittany (Irvine).......................      393                        10,325        34,085         44,410          595
  1221 Ocean Avenue (Santa Monica)........      120                        15,000        68,035         83,035          321
  Other...................................                                                   55             55           79
                                             ------       --------       --------    ----------     ----------     --------
        TOTAL DELIVERED UNITS.............      513                        25,325       102,175        127,500          995
                                             ------       --------       --------    ----------     ----------     --------
        Total Stabilized and Delivered....   17,362        377,854        417,196     1,709,377      2,126,573      325,229
                                             ------       --------       --------    ----------     ----------     --------
UNITS UNDER DEVELOPMENT
  Villa Siena (Irvine)....................    1,226         32,038         40,000        29,778         69,778
  La Jolla Palms (La Jolla)...............      232                         7,950        27,492         35,442
  The Villas at Bair Island Marina
    (Redwood City)........................      155                         3,900        32,764         36,664
  Franklin Street (Redwood City)..........      206                         4,600         3,801          8,401
  Cherry Orchard Apartments (Sunnyvale)...      300                                       8,959          8,959
  Other...................................                                                2,191          2,191
                                             ------       --------       --------    ----------     ----------     --------
        TOTAL UNITS UNDER DEVELOPMENT.....    2,119         32,038         56,450       104,985        161,435
                                             ------       --------       --------    ----------     ----------     --------
        Total.............................   19,481       $409,892       $473,646    $1,814,362     $2,288,008     $325,229
                                             ======       ========       ========    ==========     ==========     ========


               CITY, STATE                   DATE OF     DEPRECIABLE
         APARTMENT COMMUNITY NAME           COMPLETION     LIFE(D)
         ------------------------           ----------   -----------
  TUSTIN (CONTINUED)
    Rancho Santa Fe.......................        1998   5-40 years
    Rancho Tierra.........................        1989   5-40 years
    Sierra Vista..........................        1992   5-40 years
  LA JOLLA, CALIFORNIA
    Villas of Renaissance.................        1992   5-40 years
        TOTAL PROPERTIES STABILIZED FOR
          ALL OF 1999.....................
PROPERTIES STABILIZED DURING 1999:
  Arcadia at Stonecrest (San Diego).......        1999   5-40 years
  Sonoma (Irvine).........................        1999   5-40 years
  The Hamptons at Cupertino (Cupertino)...        1998   5-40 years
        TOTAL PROPERTIES STABILIZED DURING
          1999............................
        Total Stabilized Portfolio........
DELIVERED UNITS IN PROJECTS UNDER
  DEVELOPMENT
  Brittany (Irvine).......................        1999   5-40 years
  1221 Ocean Avenue (Santa Monica)........        1999   5-40 years
  Other...................................
        TOTAL DELIVERED UNITS.............
        Total Stabilized and Delivered....
UNITS UNDER DEVELOPMENT
  Villa Siena (Irvine)....................
  La Jolla Palms (La Jolla)...............
  The Villas at Bair Island Marina
    (Redwood City)........................
  Franklin Street (Redwood City)..........
  Cherry Orchard Apartments (Sunnyvale)...
  Other...................................
        TOTAL UNITS UNDER DEVELOPMENT.....
        Total.............................

---------------
     Notes:

(a) The aggregate cost of land and buildings for federal income tax purposes is approximately $1,878,465 (unaudited).

(b) The gross amount at which buildings and improvements are carried represent historical cost amounts incurred in the development of the projects and capital improvements incurred subsequent to the completion of construction. Prior to IAC, Inc.'s December 1993 initial public offering, the gross land and improvements amounts represent The Irvine Company's historical cost basis. In conjunction with the Merger, the historical cost of land includes a $131.9 million step-up and the historical cost of buildings and improvements includes a $379.9 million step-up.

(c) Encumbrances represent debt secured by deeds of trust.

(d) Estimated useful lives are five to seven years for furniture and fixtures, five to twenty years for improvements and forty years for buildings.

(e) Land acquired from The Irvine Company is recorded at cost based on the purchase price.

                       IRVINE APARTMENT COMMUNITIES, L.P.

     SCHEDULE III -- CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  (CONTINUED)
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

     A summary of activity of real estate and accumulated depreciation is as follows:

                                                              DECEMBER 31,
                                                 --------------------------------------
                  REAL ESTATE                       1999          1998          1997
                  -----------                    ----------    ----------    ----------
Balance at beginning of year...................  $1,626,353    $1,372,807    $1,084,234
Additions:
  Through cash expenditures....................     149,904       235,546       252,668
  Through assumption of tax-exempt debt........                    18,000
  Through issuance of Partnership units........                                  35,905
  Through step-up in basis due to Merger.......     511,751
                                                 ----------    ----------    ----------
Balance at end of year.........................  $2,288,008    $1,626,353    $1,372,807
                                                 ==========    ==========    ==========

                                                               DECEMBER 31,
                                                     --------------------------------
             ACCUMULATED DEPRECIATION                  1999        1998        1997
             ------------------------                --------    --------    --------
Balance at beginning of year.......................  $281,449    $248,245    $219,193
Charges to depreciation expense....................    43,780      33,204      29,052
                                                     --------    --------    --------
Balance at end of year.............................  $325,229    $281,449    $248,245
                                                     ========    ========    ========

                       IRVINE APARTMENT COMMUNITIES, L.P.

                         REPORT OF INDEPENDENT AUDITORS

To The Partners
Irvine Apartment Communities, L.P.

     We have audited the accompanying consolidated balance sheets of Irvine Apartment Communities, L.P., a Delaware limited partnership, as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule on pages F-17 through F-19. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irvine Apartment Communities, L.P. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Newport Beach, California
March 3, 2000

                               IAC CAPITAL TRUST

                                 BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SECURITIES)
Cash........................................................  $      5     $      5
Investment in Subsidiary....................................   150,000      150,000
                                                              --------     --------
                                                              $150,005     $150,005
                                                              ========     ========

                               LIABILITIES AND EQUITY

Redeemable Preferred Securities, 25,000,000 securities
  authorized, redeemable Series A Preferred Securities,
  6,900,000 securities authorized, 6,000,000 securities
  issued and outstanding....................................  $150,000     $150,000
Equity
  Common Securities, 20,000 securities authorized, 200
     securities issued and outstanding......................         5            5
                                                              --------     --------
                                                              $150,005     $150,005
                                                              ========     ========

                            See accompanying notes.

                               IAC CAPITAL TRUST

                      STATEMENTS OF OPERATIONS AND EQUITY

                                                                               FOR THE PERIOD
                                                                              JANUARY 20, 1998
                                                              FOR THE YEAR     (COMMENCEMENT
                                                                 ENDED         OF OPERATIONS)
                                                              DECEMBER 31,    TO DECEMBER 31,
                                                                  1999              1998
                                                              ------------    ----------------
                                                                       (IN THOUSANDS)
REVENUE
Income from investment in subsidiary........................    $12,375           $11,722
                                                                -------           -------
Income Before Redeemable Preferred Interest.................     12,375            11,722
Redeemable preferred interest...............................     12,375            11,722
                                                                -------           -------
NET INCOME..................................................    $    --           $    --
                                                                =======           =======
Equity -- beginning of period...............................    $     5           $    --
Issuance of common securities...............................         --                 5
Net income..................................................         --                --
                                                                -------           -------
EQUITY -- END OF PERIOD.....................................    $     5           $     5
                                                                =======           =======

                            See accompanying notes.

                               IAC CAPITAL TRUST

                            STATEMENTS OF CASH FLOWS

                                                                              FOR THE PERIOD
                                                                             JANUARY 20, 1998
                                                              FOR THE YEAR    (COMMENCEMENT
                                                                 ENDED        OF OPERATIONS)
                                                              DECEMBER 31,   TO DECEMBER 31,
                                                                  1999             1998
                                                              ------------   ----------------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................    $     --        $      --
Adjustments to reconcile net income to net cash provided by
  operating activities:
Redeemable preferred interest...............................      12,375           11,722
                                                                --------        ---------
          Net Cash Provided by Operating Activities.........      12,375           11,722
                                                                --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary....................................          --         (150,000)
                                                                --------        ---------
          Net Cash Used in Investing Activities.............          --         (150,000)
                                                                --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common securities.................                            5
Proceeds from issuance of redeemable preferred securities...                      150,000
Distributions to preferred securities holders...............     (12,375)         (11,722)
                                                                --------        ---------
          Net Cash (Used in) Provided by Financing
            Activities......................................     (12,375)         138,283
                                                                --------        ---------
Net Increase in Cash........................................          --                5
Cash at beginning of period.................................           5               --
                                                                --------        ---------
Cash at End of Period.......................................    $      5        $       5
                                                                ========        =========

                            See accompanying notes.

                               IAC CAPITAL TRUST

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     IAC Capital Trust (the "Trust") is a business trust formed on October 31, 1997 under the Delaware Business Trust Act. The Trust commenced operations on January 20, 1998 with the issuance of its redeemable preferred securities. Irvine Apartment Communities LLC ("IACLLC") and certain members of management of IACLLC acquired all of the common securities of the Trust, representing common undivided beneficial interests in all of the assets of the Trust, for an aggregate consideration of $5,000.

     The Trust is a limited purpose financing vehicle established by Irvine Apartment Communities, L.P. (the "Partnership") and exists for the sole purpose of issuing redeemable preferred securities and investing the proceeds thereof in redeemable preferred limited partner units of the Partnership. The redeemable preferred securities have no voting rights except in limited circumstances. The Trust's declaration does not permit the incurrence by the Trust of any indebtedness for borrowed money or the making of any investment other than in the redeemable preferred limited partner units of the Partnership.

     The Partnership pays all obligations (other than with respect to the Trust securities) and all costs and expenses of the Trust, including the fees and expenses of the trustees and any income taxes, duties and other governmental charges.

NOTE 2 -- REDEEMABLE PREFERRED INTEREST

     There are 6.0 million redeemable preferred securities outstanding that bear an annual cash distribution rate of 8 1/4% which is paid quarterly. The redeemable preferred securities have a stated maturity of December 31, 2092.

NOTE 3 -- INVESTMENT IN IRVINE APARTMENT COMMUNITIES, L.P.

     The proceeds from the issuance of redeemable preferred securities were invested in redeemable preferred limited partner units of the Partnership which bear an annual cash distribution rate of 8 1/4% which is paid quarterly. The Trust accounts for its investment in the Partnership using the equity method of accounting.

NOTE 4 -- INCOME TAXES

     The Trust has elected to be taxed as a REIT and, as such, will generally not be subject to federal and state income taxation at the corporate level. To maintain its REIT status, the Trust is required to distribute annually at least 95% of its REIT taxable income to its shareholders and to satisfy certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying statements of operations.

                               IAC CAPITAL TRUST

                         REPORT OF INDEPENDENT AUDITORS

To the Trustees
IAC Capital Trust

     We have audited the accompanying balance sheets of IAC Capital Trust, a Delaware Business Trust, as of December 31, 1999 and 1998 and the related statements of operations and equity and cash flows for the year ended December 31, 1999 and for the period January 20, 1998 (commencement of operations) through December 31, 1998. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IAC Capital Trust at December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and the period January 20, 1998 (commencement) through December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Newport Beach, California
March 3, 2000

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     2.2     Purchase and Sale Agreement and Joint Escrow Instructions
             dated April 18, 1997 by and between Aoki Construction (CA)
             Co., Ltd. and the Partnership (incorporated by reference to
             Exhibit 2.1 of the Current Report on Form 8-K of the
             Partnership filed on August 6, 1997).
     3.1     Third Amended and Restated Agreement of Limited Partnership
             of Irvine Apartment Communities, L.P. dated June 9, 1999
             (incorporated by reference to Exhibit 3.1 of the Quarterly
             Report on Form 10-Q of the Partnership for the quarter ended
             September 30, 1999 (the "1999 Third Quarter Form 10-Q")
     3.2     Designation Instrument dated January 20, 1998, relating to the Series A Preferred L.P. Units of the Partnership
             (incorporated by reference to Exhibit 3.6 of the Annual
             Report on Form 10-K of the Partnership for the year ended
             December 31, 1997 (the "1997 Form 10-K")).
     3.2.1   Designation Instrument dated November 12, 1998, relating to the Series B Preferred L.P. Units of the Partnership
             (incorporated by reference to Exhibit 3.6.1 of the Annual
             Report on Form 10-K of the Partnership for the year ended
             December 31, 1998 (the "1998 Form 10-K")).
     4.1     Indenture dated as of October 1, 1997 between the
             Partnership and First Trust of California, National
             Association, as Trustee (the "Trustee") (incorporated by
             reference to Exhibit 4.1 of the Current Report on Form 8-K of the Partnership filed on October 1, 1997 (the "October
             1997 Form 8-K").
     4.2     Supplemental Indenture No. 1 dated as of October 1, 1997,
             relating to the Partnership's 7% Notes due 2007, between the
             Partnership and the Trustee (incorporated by reference to
             Exhibit 4.2 of the October 1997 Form 8-K).
     4.3     Form of Series A Trust Preferred Security (included in
             Exhibit 4.5).
     4.4     Amended and Restated Declaration of Trust dated January 20,
             1998 of IAC Capital Trust (incorporated by reference to
             Exhibit 4.4 of the 1997 Form 10-K).
     4.5     Certificate of Terms dated January 20, 1998 Relating to
             Series A Preferred Securities of IAC Capital Trust
             (incorporated by reference to Exhibit 4.5 of the 1997 Form
             10-K).
    10.1     Purchase and Sale Agreement and Joint Escrow Instructions
             dated April 18, 1997 by and between Aoki Construction (CA)
             Co., Ltd. and the Partnership (see Exhibit 2.2).
    10.2     Lease Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of the Partnership for the
             year ended December 31, 1993 (the "1993 Form 10-K").
    10.3     Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of the 1993 Form 10-K).
    10.3.1   Amendment and Extension to the Administrative Services
             Agreement (incorporated by reference to Exhibit 10.5.1 of
             the Annual Report on Form 10-K of the Company for the year ended December 31, 1994).
    10.3.2   Amendment No. 4 to the Administrative Services Agreement
             (incorporated by reference to Exhibit 10.5.4 of the
             Quarterly Report on Form 10-Q of the Partnership and the
             Trust for the quarter ended June 30, 1998 (the "1998 Second
             Quarter Form 10-Q").
    10.4     Contribution Agreement and Escrow Instructions Agreement
             (incorporated by reference to Exhibit 10.7 of the 1993 Form
             10-K).
    10.5     Irrevocable Trust Agreement (incorporated by reference to
             Exhibit 10.10 of the 1993 Form 10-K).

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    10.6     First Amended and Restated Revolving Credit Agreement dated as of June 7, 1999 (incorporated by reference to Exhibit
             10.1 of the Quarterly Report on Form 10-Q of the Partnership
             for the quarter ended June 30, 1999 (the "1999 Second
             Quarter Form 10-Q").
    10.7     Amended and Restated Partnership Agreement of Irvine
             Apartment Management Company dated January 1, 2000 by and
             between Apartment Management Company, LLC and Western
             National Securities d/b/a Western National Property
             Management ("WNPM").
    10.8     Amended and Restated Management Agreement dated as of
             January 1, 2000 by and between the Partnership and Irvine
             Apartment Management Company.
    10.9     Guaranty dated as of March 12, 1998 by the Partnership in
             favor of WNPM and the WNPM Indemnities (as defined in
             Exhibit 10.17 hereto) (incorporated by reference to Exhibit
             10.19 of the Quarterly Report on Form 10-Q of the
             Partnership for the quarter ended March 31, 1998 (the "1998
             First Quarter Form 10-Q")).
    10.10    Purchase and Sale Agreement dated as of January 1, 2000 by and between WNPM and Apartment Management Company, LLC.
    10.11    Amended and Restated Unsecured Loan Agreement dated as of
             June 7, 1999 by and among the Partnership, the Banks listed therein, Wells Fargo Bank, N.A., as Co-Arranger and
             Administrative Agent, and U.S. Bank National Association, as
             Co-Arranger (incorporated by reference to Exhibit 10.2 of
             the 1999 Second Quarter Form 10-Q).
    10.12    Loan Agreement by and between California Statewide
             Communities Development Authority and the Partnership dated as of May 15, 1998 (incorporated by reference to Exhibit
             10.24 of the 1998 Form 10-K).
    10.13    Indenture of Trust by and between California Statewide
             Communities Development Authority and U.S. Bank Trust
             National Association, as Trustee dated as of May 15, 1998
             securing $334,190,000 California Statewide Communities
             Development Authority Apartment Development Revenue
             Refunding Bonds, Series 1998A (Irvine Apartment Communities,
             L.P.) (incorporated by reference to Exhibit 10.25 of the
             1998 Form 10-K).
    10.14    First Supplemental Indenture of Trust by and between
             California Statewide Communities Development Authority and
             U.S. Bank Trust National Association, as Trustee dated as of
             June 11, 1998 ($334,190,000 California Statewide Communities
             Development Authority Apartment Development Revenue
             Refunding Bonds, Series 1995A) (incorporated by reference to
             Exhibit 10.26 of the 1998 Form 10-K).
    10.15    Registration Rights Agreement dated as of November 12, 1998 by and among the Partnership and the Trust and Greene Street
             1998 Exchange Fund, L.P. (incorporated by reference to
             Exhibit 10.27 of the 1998 Form 10-K).
    10.16    Letter dated June 8, 1999 regarding the Funding Agreement
             between The Irvine Company and the Partnership.
    21.1     Subsidiaries of the Partnership (incorporated by reference to Exhibit 21.2 of the 1997 Form 10-K).
    21.2     Subsidiaries of the Trust (none).
    24       Power of Attorney (included in signature page of this
             Report)
    27.1     Financial Data Schedule for the Partnership (only included in electronically-filed document).
    27.2     Financial Data Schedule for IAC Capital Trust (only included in electronically-filed document).