Form 10-Q
period 2000-03-31
IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 2000-05-11
CIK 1038358, 1048922

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the Period Ended MARCH 31, 2000.
                                       or
[   ]    Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the transition period from __________________ to _________________.

      Commission File Number: 0-22569 (Irvine Apartment Communities, L.P.)
                              1-13721 (IAC Capital Trust)


                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST
                       ----------------------------------
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

             Irvine Apartment Communities, L.P.:   Yes  X     No
                                                       ---       ---
             IAC Capital Trust:                    Yes  X     No
                                                       ---       ---

     Indicate the number of units outstanding of each of the issuer's classes of common partnership units, as of the latest practical date. Irvine Apartment Communities, L.P.: units of common partnership interest - 45,202,827 units as of May 11, 2000.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST


                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements - Irvine Apartment Communities, L.P.

                  -   Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                1

                  -   Consolidated Statements of Operations for the three months ended
                      March 31, 2000 and 1999                                                               2

                  -   Consolidated Statements of Changes in Partners' Capital for the
                      three months ended March 31, 2000 and 1999                                            3

                  -   Consolidated Statements of Cash Flows for the three months ended
                      March 31, 2000 and 1999                                                               4

                  Financial Statements - IAC Capital Trust

                  -   Balance Sheets as of March 31, 2000 and December 31, 1999                             5

                  -   Statements of Operations and Equity for the three months
                      ended March 31, 2000 and 1999                                                         6

                  -   Statements of Cash Flows for the three months ended March
                      31, 2000 and 1999                                                                     7

                  Notes to Consolidated Financial Statements                                                8

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                    12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                               18

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                                        18

Item 2.           Changes in Securities and Use of Proceeds                                                18

Item 3.           Defaults Upon Senior Securities                                                          18

Item 4.           Submission of Matters to a Vote of Security Holders                                      18

Item 5.           Other Information                                                                        18

Item 6.           Exhibits and Reports on Form 8-K                                                         18

                  SIGNATURES                                                                               19

                       Irvine Apartment Communities, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 March 31,     December 31,
(in thousands)                                                                                        2000             1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                          (unaudited)
Real estate assets, at cost
Land                                                                                           $   419,912      $   417,196
      Buildings and improvements                                                                 1,735,447        1,709,377
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 2,155,359        2,126,573
      Accumulated depreciation                                                                    (338,196)        (325,229)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 1,817,163        1,801,344
      Under development, including land                                                            162,115          161,435
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 1,979,278        1,962,779
Cash and cash equivalents                                                                           68,575           13,834
Restricted cash                                                                                      2,035            1,944
Deferred financing costs, net                                                                       12,148           11,732
Other assets                                                                                        34,772           36,235
----------------------------------------------------------------------------------------------------------------------------
                                                                                               $ 2,096,808      $ 2,026,524
============================================================================================================================

LIABILITIES
Mortgages and notes payable                                                                    $   941,576      $   864,602
Accounts payable and accrued liabilities                                                            50,974           45,554
Security deposits                                                                                   11,069           10,598
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 1,003,619          920,754

REDEEMABLE PREFERRED INTERESTS
Redeemable Series A preferred limited partner units,
 6,000 preferred partnership units outstanding                                                     144,165          144,149
Redeemable Series B preferred limited partner units,
 2,000 preferred partnership units outstanding                                                      48,703           48,700
----------------------------------------------------------------------------------------------------------------------------
                                                                                                   192,868          192,849
----------------------------------------------------------------------------------------------------------------------------

PARTNERS' CAPITAL
General partner, 20,176 common partnership units at March 31, 2000 and
 December 31, 1999                                                                                 676,692          682,315
Common limited partners, 25,027 common partnership units at March 31, 2000
 and December 31, 1999                                                                             223,629          230,606
----------------------------------------------------------------------------------------------------------------------------
                                                                                                   900,321          912,921
----------------------------------------------------------------------------------------------------------------------------
                                                                                               $ 2,096,808      $ 2,026,524
============================================================================================================================

See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended March 31,
(unaudited, in thousands)                                        2000             1999
---------------------------------------------------------------------------------------
REVENUES
Rental income                                                $ 65,526         $ 58,020
Other income                                                    2,049            1,629
Interest income                                                 1,098              129
---------------------------------------------------------------------------------------
                                                               68,673           59,778
---------------------------------------------------------------------------------------
EXPENSES
Property expenses                                              15,387           12,374
Real estate taxes                                               5,515            4,570
Interest expense, net                                          12,271            7,401
Depreciation and amortization                                  13,146            9,214
General and administrative                                      2,166            4,348
---------------------------------------------------------------------------------------
                                                               48,485           37,907
---------------------------------------------------------------------------------------
INCOME BEFORE REDEEMABLE PREFERRED INTERESTS                   20,188           21,871
Redeemable preferred interests                                  4,188            4,188
---------------------------------------------------------------------------------------
NET INCOME                                                   $ 16,000         $ 17,683
=======================================================================================
ALLOCATION OF NET INCOME:
General Partner                                               $ 7,142          $ 7,891
Common Limited Partners                                       $ 8,858          $ 9,792
=======================================================================================


See accompanying notes.

                       Irvine Apartment Communities, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                    Irvine Apartment
                                Irvine Apartment   Communities, Inc.
(unaudited, in thousands)        Communities LLC       (predecessor)    Limited Partners          Total
--------------------------------------------------------------------------------------------------------
PARTNERS' CAPITAL

Balance at January 1, 1999                           $ 195,858                 $ 185,821      $ 381,679
    Net income                                           7,891                     9,792         17,683
    Contributions                                          394                                      394
    Distributions                                       (7,768)                   (9,636)       (17,404)
--------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                            $ 196,375                 $ 185,977      $ 382,352
========================================================================================================
Balance at January 1, 2000        $ 682,315                                    $ 230,606      $ 912,921
    Net income                        7,142                                        8,858         16,000
    Distributions                   (12,765)                                     (15,835)       (28,600)
--------------------------------------------------------------------------------------------------------
Balance at March 31, 2000         $ 676,692                                    $ 223,629      $ 900,321
========================================================================================================


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Three Months Ended March 31,
(unaudited, in thousands)                                                                            2000             1999
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                       $ 16,000         $ 17,683
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred financing costs                                                         535              453
     Depreciation and amortization                                                                 13,146            9,214
     Redeemable preferred interest                                                                  4,188            4,188
     Increase (decrease) in cash attributable to changes in operating assets and liabilities:
         Restricted cash                                                                              (91)             (17)
         Other assets                                                                               1,302           (1,745)
         Accounts payable and accrued liabilities                                                   4,497            8,710
         Security deposits                                                                            471              331
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                          40,048           38,817
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                                 (864)            (967)
Capital investments in real estate assets                                                         (27,663)         (43,961)
---------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                             (28,527)         (44,928)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable                                                          78,500           37,000
Payments on mortgages and notes payable                                                            (1,541)          (9,988)
Additions to deferred financing costs                                                                (951)
Distributions to redeemable preferred limited partner unit holders                                 (4,188)          (4,188)
Distributions to partners                                                                         (28,600)         (17,404)
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                          43,220            5,420
---------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               54,741             (691)
Cash and Cash Equivalents at Beginning of Period                                                   13,834            4,888
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 68,575          $ 4,197
===========================================================================================================================
Supplemental Disclosure of Cash Flow Information
     Interest paid, net of amounts capitalized                                                    $ 5,293            $ 892
===========================================================================================================================

See accompanying notes.

                                  IAC Capital Trust

                                   BALANCE SHEETS

                                                                                              March 31,       December 31,
(dollars in thousands)                                                                             2000               1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                       (unaudited)
Cash                                                                                          $       5          $       5
Investment in Subsidiary                                                                        150,000            150,000
---------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 150,005          $ 150,005
===========================================================================================================================
LIABILITIES AND EQUITY
Redeemable Preferred Securities, 25,000,000 securities authorized
       Redeemable Series A Preferred Securities, 6,900,000 securities authorized,
       6,000,000 securities issued and outstanding                                            $ 150,000          $ 150,000
Equity
       Common Securities, 20,000 securities authorized, 200 securities
        issued and outstanding                                                                        5                  5
---------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 150,005          $ 150,005
===========================================================================================================================

See accompanying notes.

                                IAC Capital Trust

                       STATEMENTS OF OPERATIONS AND EQUITY

                                                                                             Three Months Ended March 31,
(unaudited, in thousands)                                                                       2000                 1999
--------------------------------------------------------------------------------------------------------------------------
REVENUE
Income from investment in subsidiary                                                         $ 3,094              $ 3,094
--------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST                                                    3,094                3,094
Redeemable preferred interest                                                                  3,094                3,094
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                   $     0              $     0
==========================================================================================================================
Equity - beginning of period                                                                 $     5              $     5
Net income                                                                                         0                    0
--------------------------------------------------------------------------------------------------------------------------
EQUITY - END OF PERIOD                                                                       $     5              $     5
==========================================================================================================================

See accompanying notes.

                                IAC Capital Trust

                            STATEMENTS OF CASH FLOWS

                                                                                               Three Months Ended March 31,
(unaudited, in thousands)                                                                         2000                 1999
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                     $     0              $     0
Adjustments to reconcile net income to net cash provided by operating activities:
Redeemable preferred interest                                                                    3,094                3,094
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                        3,094                3,094
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to preferred securities holders                                                   (3,094)              (3,094)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                           (3,094)              (3,094)
----------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            0                    0
Cash and Cash Equivalents at Beginning of period                                                     5                    5
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $     5              $     5
============================================================================================================================


See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION

Irvine Apartment Communities, L.P. (the "Partnership"), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. ("IAC, Inc.") obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the "Acquiror"), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the "Merger"), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC ("IACLLC"). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company and certain of its affiliates beneficially own and control all of the outstanding common limited partnership units in the Partnership and IACLLC became the sole general partner of the Partnership. The Partnership's management and operating decisions are under the unilateral control of IACLLC. All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC. At March 31, 2000, IACLLC had a 44.6% general partnership interest and The Irvine Company and certain of its affiliates had a 55.4% common limited partnership interest in the Partnership.

The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. The Partnership has created market positions in Northern California, San Diego County and Santa Monica which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch. As of March 31, 2000, the Partnership owned 65 apartment communities representing 17,465 operating apartment units and 2,016 units under construction or development. In March 1998, the Partnership and Western National Property Management ("WNPM") announced the formation of a strategic alliance that, in April 1998, assumed all property management responsibilities for the Partnership's Southern California portfolio. Effective January 1, 1999, the property management responsibilities of the new entity, Irvine Apartment Management Company ("IAMC"), were expanded to include the Partnership's entire portfolio. As of March 31, 2000, IAMC is owned 75% by the Partnership and 25% by WNPM.

IAC Capital Trust (the "Trust"), a Delaware business trust, was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the Partnership. The Trust exists for the sole purpose of issuing redeemable preferred securities and investing the proceeds thereof in preferred limited partner units of the Partnership.

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

The Partnership evaluates performance and allocates resources primarily based on the net operating income ("NOI") of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $46,673,000 and $42,705,000 for the three months ended March 31, 2000 and 1999, respectively. All other segment measurements are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2000 and December 31, 1999, and the revenues and expenses for the three months ended March 31, 2000 and 1999. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership's and the Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain amounts in the 1999 financial statements have been reclassified to conform with financial statement presentations in 2000.

NOTE 3 - MORTGAGES AND NOTES PAYABLE

Tax-Exempt Mortgage Bond Financings: In September 1999, the Partnership completed a $32 million offering of tax-exempt mortgage bond financings (the "Bonds") for the construction of a 201-unit apartment community (the "Project") at the Partnership's Park Place property. As of March 31, 2000, the Partnership has received proceeds of $13 million that represents land, transaction and development costs related to the Project. The remaining $19 million of proceeds (included as a receivable in other assets) is held by a trustee and will be funded for construction of the Project as costs are incurred.

Conventional Mortgage Financing: In February 2000, the Partnership obtained $78.5 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by two of the Partnership's apartment communities. The financing is due in monthly installments of principal and interest, bears interest at a fixed rate of 7.29% and matures in November 2010. Proceeds from the financing are being used to fund the construction of new apartment communities.

Unsecured Line of Credit: The Partnership has a $125 million unsecured revolving credit facility that was amended in June 1999. The amended credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on credit ratings on the Partnership's senior unsecured long-term indebtedness. The Partnership may also enter into letters of credit under the facility. Borrowings under the credit facility, which are guaranteed by the general partner, are available to finance the Partnership's ongoing rental property development and for general working capital needs. The general partner and the Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At March 31, 2000, the general partner and the Partnership were in compliance with all of these covenants. At March 31, 2000, the general partner had letters of credit outstanding under the facility totaling $63.5 million related mostly to land and building purchases and the issuance of the tax-exempt mortgage bonds. The letters of credit reduce the remaining amount available under the line of credit. As of March 31, 2000, there was no outstanding balance under the line of credit and $61.5 million was available.

NOTE 4 - PARTNERS' CAPITAL

RECONCILIATION OF COMMON PARTNERSHIP UNITS OUTSTANDING

(in thousands, except percentages)      Three Months Ended March 31, 2000               Three Months Ended March 31, 1999
-------------------------------------------------------------------------------------------------------------------------------
                                                    The Irvine                                  The Irvine
                                                       Company                                     Company
                                                and certain of                              and certain of
                                      IACLLC    its affiliates      Total      IAC, Inc.    its affiliates     Other     Total
-------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period        20,176            25,027     45,203         20,164            24,952        75    45,191
Stock awards issued and options
   exercised                                                                          12                                    12
-------------------------------------------------------------------------------------------------------------------------------
Balance at end of period              20,176            25,027     45,203         20,176            24,952        75    45,203
-------------------------------------------------------------------------------------------------------------------------------
Ownership interest at end of period     44.6%             55.4%       100%          44.6%             55.2%      0.2%      100%
===============================================================================================================================

Stonecrest Village Company, LLC ("SVC"), which owns a 0.68% common limited partnership interest in the Partnership as of March 31, 2000, was owned by The Irvine Company and an affiliated entity. Effective April 1, 2000, SVC contributed its common limited partnership interest in the Partnership to The Irvine Company. As a result of this contribution of partnership units, The Irvine Company owns all the outstanding common limited partnership interests of the Partnership.

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

NOTE 6 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for risk management, income taxes, human resources and other services totaling $13,000 and $73,000 for the three months ended March 31, 2000 and 1999, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. The Partnership incurred rent totaling $148,000 and $149,000 for the three months ended March 31, 2000 and 1999, respectively, related to leases with The Irvine Company that expire at the end of 2003. IAMC incurred rent totaling $55,000 and $44,000 for the three months ended March 31, 2000 and 1999, respectively, related to a lease with The Irvine Company.

The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $2.5 million in the first three months of 2000.

Included in other assets at March 31, 2000 is approximately $2.3 million due from The Irvine Company. The amount represents a receivable of the Partnership for general and administrative costs and other expenses incurred by the Partnership on behalf of The Irvine Company, net of a payable to The Irvine Company resulting from the reimbursement by The Irvine Company of development costs in excess of the amount incurred by the Partnership.

Prior to the Merger, one of IAC, Inc.'s directors was president and chief executive officer of a bank which participates in the Partnership's credit facility and acts as trustee for the unsecured notes payable. Based on the bank's percentage participation in the credit facility, the amount of interest and fees paid to the bank totaled $29,000 for the three months ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the activities of the Partnership for the three month period ended March 31, 2000 (unaudited) with the activities of the Partnership for the three month period ended March 31, 1999 (unaudited). The Trust is a limited purpose financing vehicle established by the Partnership and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Partnership.

The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the Partnership's and the Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain information set forth below is forward looking and involves various risks and uncertainties. Such information is based upon a number of estimates and assumptions that inherently are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Partnership's control.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

The Partnership's income after payment of redeemable preferred interests was $16.0 million for the three months ended March 31, 2000, down from $17.7 million for the same period of 1999. The Partnership's net income decreased in 2000 mostly due to the increase in interest expense related to the additional conventional mortgage and tax-exempt mortgage bond financings obtained in 2000 and 1999. The decrease was offset, in part, by contributions of newly delivered rental units from its development program and properties that stabilized during 1999 and 2000, as well as an increase in rental rates and physical occupancy within its stabilized portfolio during 2000.

REVENUE AND EXPENSE DATA

                                                       Three Months Ended March 31,
(dollars in thousands)                                  2000                   1999
------------------------------------------------------------------------------------
    Number of stabilized communities                      59                     57
    Number of operating units at end of period        17,465                 16,630
    Consolidated Information:
         Operating revenues                          $67,575                $59,649
         Property expenses                           $15,387                $12,374
         Real estate taxes                           $ 5,515                $ 4,570
------------------------------------------------------------------------------------

OPERATING REVENUES (rental and other income) increased by 13.3% to $67.6 million in the first quarter of 2000, up from $59.6 million in the same period of 1999. Operating revenues rose in 2000 because of higher rental rates, higher physical occupancy and a larger average number of rental units in service, primarily as a result of new development.

PROPERTY EXPENSES increased by 24.3% to $15.4 million in the first quarter of 2000, up from $12.4 million in the same period of 1999. The 2000 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 1999 and 2000. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC in April 1998 to manage the Partnership's properties. The personnel and office costs of IAMC are included in property expenses.

REAL ESTATE TAXES totaled $5.5 million in the first quarter of 2000 and $4.6 million in the same period of 1999. Real estate taxes increased in the first quarter of 2000 due primarily to the addition of new rental units.

NET INTEREST EXPENSE increased to $12.3 million in the first quarter of 2000 compared to $7.4 million in the same period of 1999. Total interest incurred was $14.1 million in the first quarter of 2000 and $11.4 million in the same period of 1999. Total interest incurred increased due to the impact of the Partnership's additional conventional mortgage and tax-exempt mortgage bond financings in 2000 and 1999, partially offset by the repayment of the unsecured term loan in 1999 and no borrowings on the unsecured line of credit during the quarter. Capitalized interest totaled $1.8 million in the first quarter of 2000 and $4.0 million in the same period of 1999. The decrease in capitalized interest in the first quarter of 2000 was due to the decrease in the average qualifying asset balance for projects under development. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $13.1 million in the first quarter of 2000, up from $9.2 million in the same period of 1999. The increase in 2000 was mostly due to the additional depreciation related to the step-up in basis recorded in conjunction with the Merger. In addition, the increase reflects the completion and delivery of newly developed rental units.

GENERAL AND ADMINISTRATIVE EXPENSE decreased to $2.2 million in the first quarter of 2000, down from $4.3 million in the same period of 1999. The decrease in 2000 was the result of additional costs incurred in the first quarter of 1999 associated with the Merger.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Partnership to the preferred limited partners in both the short and long term.

LIQUIDITY: The Partnership expects to meet its short-term and long-term liquidity requirements, such as construction costs and scheduled debt maturities, through the refinancing of long-term debt or borrowings from financial institutions. The Partnership's $125 million unsecured revolving credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on the credit ratings on the Partnership's senior unsecured long-term indebtedness. Availability under the credit facility was $61.5 million at March 31, 2000.

DEBT: The Partnership's conventional debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of IAC, Inc.'s December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2000 to 2008. The weighted average effective interest rate on the Partnership's debt, including the non-cash charges of amortization of deferred financing costs, was 6.32% at March 31, 2000. In February 2000, the Partnership obtained $78.5 million of conventional mortgage financing at a fixed rate of 7.29% maturing in November 2010. Proceeds from the financing are being used to fund the construction of new apartment communities.

DEBT STRUCTURE AT MARCH 31, 2000
                                                         Debt   Weighted Average
(dollars in thousands)                                Balance      Interest Rate
---------------------------------------------------------------------------------
Fixed rate debt
   Conventional mortgage financings                  $388,468              7.23%
   Mortgage notes payable to The Irvine Company        48,345              5.75%
   Tax-exempt assessment district debt                  5,268              6.29%
   Unsecured tax-exempt bond financings               334,190              4.93%
   Unsecured notes payable                             99,357              7.10%
---------------------------------------------------------------------------------
    Total fixed rate debt                             875,628              6.25%
---------------------------------------------------------------------------------
Variable rate debt
   Tax-exempt mortgage bond financings                 50,038              4.26%
   Tax-exempt assessment district debt                 15,910              3.10%
---------------------------------------------------------------------------------
    Total variable rate debt                           65,948              3.98%
---------------------------------------------------------------------------------
    Total debt                                       $941,576              6.09%
=================================================================================

OPERATING ACTIVITIES: Cash provided by operating activities was $40.0 million and $38.8 million in the first three months of 2000 and 1999, respectively. Cash provided by operating activities increased in the first three months of 2000 compared to the same period in 1999 due to higher revenues from newly developed apartment units, as well as an increase in revenues within the Partnership's stabilized portfolio achieved through higher rental rates and occupancy. The increase is partially offset by the increase in interest expense related to the Partnership's additional conventional mortgage and tax-exempt mortgage bond financings obtained in 2000 and 1999, net of the timing difference in the payment of the additional interest expense.

INVESTING ACTIVITIES: Cash used in investing activities was $28.5 million and $44.9 million in the first three months of 2000 and 1999, respectively. The decrease reflects decreased development activity in the first three months of 2000 as compared to 1999.

FINANCING ACTIVITIES: Cash provided by financing activities was $43.2 million and $5.4 million in the first three months of 2000 and 1999, respectively. The Partnership received $78.5 million in February 2000 from a conventional mortgage financing. The proceeds from the financing are being used to fund construction of new apartment communities. The Partnership (and the Trust) made distributions of $3.1 million to holders of the Trust's Series A Preferred Securities in the first three months of 2000 and 1999. In addition, the Partnership made distributions of $1.1 million to holders of the Partnership's Series B Preferred Limited Partner interests in the first three months of 2000 and 1999. Additionally, the Partnership paid $28.6 million in distributions to its partners in the first three months of 2000 compared to $17.4 million in the first three months of 1999.

CAPITAL EXPENDITURES

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $0.9 million and $1.0 million in the first three months of 2000 and 1999, respectively. Capital investments in real estate assets totaled $27.7 million and $44.0 million in the first three months of 2000 and 1999, respectively. These investments consisted of new development and capital replacements.

CAPITAL IMPROVEMENTS: The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life.

CAPITAL REPLACEMENTS: Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for capital replacements totaled $1.2 million in the first three months of 2000. These expenditures were made at six properties: Promontory Point, Turtle Rock Vista, Cornell Court, Rancho San Joaquin, Park West and Woodbridge Willows.

CAPITAL INVESTMENTS IN NEW DEVELOPMENT: Currently, the Partnership has five apartment communities under development or construction that are expected to require total expenditures of approximately $454 million, of which $186 million had been incurred as of March 31, 2000. Funding for these developments is expected to come from borrowings from financial institutions, including the Partnership's $125 million unsecured revolving credit facility (of which $61.5 million was available as of March 31, 2000), and refinancing of long-term debt. The Partnership has no plans for future development beyond the five apartment communities currently under development.

CONSTRUCTION INFORMATION

                                                                                                     Total
                                                                       Commencement        Estimated Costs
Apartment Community                          Location     Units     of Construction          (in millions)
-----------------------------------------------------------------------------------------------------------
On Irvine Ranch:
   Villa Siena (Park Place)                    Irvine     1,226                2/99                   $254
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Off Irvine Ranch:
   La Jolla Palms                            La Jolla       232                5/98                     51
   The Villas at Bair Island Marina(1)   Redwood City       155                6/98                     42
   Franklin Street                       Redwood City       206                                         49
   Cherry Orchard Apartments                Sunnyvale       300                9/99                     58
-----------------------------------------------------------------------------------------------------------
                                                            893                                        200
-----------------------------------------------------------------------------------------------------------
      Total                                               2,119                                       $454
===========================================================================================================

(1) This property commenced leasing activity in January 2000 and, as of March 31, 2000, had 103 units delivered and 117 units leased.

The estimated costs of apartment communities that are in development are only estimates. Actual results will depend on numerous factors, many of which are beyond the control of the Partnership. These include the extent and timing of economic growth in the Partnership's rental markets; future trends in the pricing of construction materials and labor; product design changes; entitlement decisions by local government authorities; weather patterns; changes in interest rate levels; and other changes in capital markets. No assurance can be given that the estimates set forth in the foregoing table will not vary substantially from actual results.

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

The success of the Irvine Ranch as a master-planned development is, in the large part, attributable to the early creation of a broad employment base. The Irvine Company has emphasized the promotion of job creation on the Irvine Ranch and has been involved in creating four major employment centers on the Irvine Ranch, each easily accessible by apartment residents and the surrounding area. The Irvine Company has been the sole developer of the Irvine Spectrum, a 5,000-acre research, technology and employment center which houses more than 2,500 companies and approximately 50,000 employees and includes 26 million square feet of retail, manufacturing, research and development and office space. The Irvine Business Complex, which surrounds the John Wayne airport, houses over 100,000 employees and includes more than 24 million square feet of office and other commercial space and over 14 million square feet of industrial space. Newport Center contains over 2.5 million square feet of office space, a 1.3 million square-foot regional mall (Fashion Island), a tennis club and two country clubs. In addition, The Irvine Company donated land to the University of California at Irvine, a 1,470-acre campus which currently has more than 19,200 students and 8,300 employees. The proximity of the Irvine Ranch properties to these employment centers makes them attractive residential locations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

         Exhibit No. 27.1: Financial Data Schedule for Irvine Apartment
                           Communities, L.P.

         Exhibit No. 27.2: Financial Data Schedule for IAC Capital Trust.

         (b) During the first quarter of 2000, the Partnership and the Trust filed no current reports on Form 8-K.

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

                                    IRVINE APARTMENT COMMUNITIES, L.P.

                                    By:  Irvine Apartment Communities LLC
                                         its sole general partner


Date:   May 11, 2000               By:  /s/ Michael D. McKee
                                         --------------------
                                         Michael D. McKee
                                         Vice Chairman,
                                         Chief Financial Officer and Secretary




                                    IAC CAPITAL TRUST


Date:   May 11, 2000               By:  /s/ David A. Patty
                                         ------------------
                                         David A. Patty
                                         Regular Trustee

                                 EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------
 27.1             Financial Data Schedule for Irvine Apartment Communities, L.P.

 27.2             Financial Data Schedule for IAC Capital Trust.