Form 10-Q
period 2000-06-30
IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 2000-08-14
CIK 1038358, 1048922

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Period Ended JUNE 30, 2000.

                                  -------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                    to                  .
                                   ------------------    -----------------

    Commission File Number: 0-22569

                      (Irvine Apartment Communities, L.P.)

                                     -------

                           1-13721 (IAC Capital Trust)

                                     -------

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST
--------------------------------------------------------------------------------
           (Exact Name of Registrants as Specified in Their Charters)

        Delaware                                        33-0587829
        Delaware                                        91-6452946
------------------------                           ----------------------
(State of Incorporation)                             (I.R.S. Employer
                                                   Identification Number)

      550 Newport Center Drive, Suite 300, Newport Beach, California 92660
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 720-5500
              (Registrants' telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

              Irvine Apartment Communities, L.P.:   Yes  X     No
                                                        ---       ---
              IAC Capital Trust:                    Yes  X     No
                                                        ---       ---

         Indicate the number of units outstanding of each of the issuer's classes of common partnership units, as of the latest practical date. Irvine Apartment Communities, L.P.: units of common partnership interest - 45,202,828 units as of August 14, 2000.

================================================================================

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST

                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements - Irvine Apartment Communities, L.P.

         - Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999     1

         - Consolidated Statements of Operations for the three and six months
           ended June 30, 2000 and 1999                                              2

         - Consolidated Statements of Changes in Partners' Capital for the
           six months ended June 30, 2000 and 1999                                   3

         - Consolidated Statements of Cash Flows for the six months ended
           June 30, 2000 and 1999                                                    4

         Financial Statements - IAC Capital Trust

         - Balance Sheets as of June 30, 2000 and December 31, 1999                  5

         - Statements of Operations and Equity for the three and six months
           ended June 30, 2000 and 1999                                              6

         - Statements of Cash Flows for the six months ended June 30, 2000
           and 1999                                                                  7

         Notes to Consolidated Financial Statements                                  8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                          19

Item 2.  Changes in Securities and Use of Proceeds                                  19

Item 3.  Defaults Upon Senior Securities                                            19

Item 4.  Submission of Matters to a Vote of Security Holders                        19

Item 5.  Other Information                                                          19

Item 6.  Exhibits and Reports on Form 8-K                                           19

         SIGNATURES                                                                 20

                       Irvine Apartment Communities, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,        December 31,
(in thousands)                                                         2000                1999
===============================================================================================
ASSETS                                                          (unaudited)
Real estate assets, at cost
      Land                                                      $   421,247         $   417,196
      Buildings and improvements                                  1,748,293           1,709,377
-----------------------------------------------------------------------------------------------
                                                                  2,169,540           2,126,573
      Accumulated depreciation                                     (351,426)           (325,229)
-----------------------------------------------------------------------------------------------
                                                                  1,818,114           1,801,344
      Under development, including land                             186,313             161,435
-----------------------------------------------------------------------------------------------
                                                                  2,004,427           1,962,779
Cash and cash equivalents                                            23,942              13,834
Restricted cash                                                       2,075               1,944
Deferred financing costs, net                                        12,268              11,732
Other assets                                                         27,926              36,235
-----------------------------------------------------------------------------------------------
                                                                $ 2,070,638         $ 2,026,524
===============================================================================================

LIABILITIES
Mortgages and notes payable                                     $   903,633         $   864,602
Accounts payable and accrued liabilities                             49,510              45,554
Advance from affiliate                                               34,000
Security deposits                                                    11,716              10,598
-----------------------------------------------------------------------------------------------
                                                                    998,859             920,754

REDEEMABLE PREFERRED INTERESTS
Redeemable Series A preferred limited partner units,
  6,000 preferred partnership units outstanding                     144,180             144,149
Redeemable Series B preferred limited partner units,
  2,000 preferred partnership units outstanding                      48,707              48,700
-----------------------------------------------------------------------------------------------
                                                                    192,887             192,849
-----------------------------------------------------------------------------------------------

PARTNERS' CAPITAL

General partner, 20,176 common partnership units at
  June 30, 2000 and  December 31, 1999                              667,128             682,315
Common limited partners, 25,027 common partnership units
  at June 30, 2000 and December 31, 1999                            211,764             230,606
-----------------------------------------------------------------------------------------------
                                                                    878,892             912,921
-----------------------------------------------------------------------------------------------
                                                                $ 2,070,638         $ 2,026,524
===============================================================================================

See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Six Months Ended June 30,   Three Months Ended June 30,
                                                   -------------------------   ---------------------------
(unaudited, in thousands)                               2000            1999           2000           1999
==========================================================================================================
REVENUES
Rental income                                       $134,227        $117,914        $68,701        $59,894
Other income                                           4,483           3,333          2,434          1,704
Interest income                                        2,068             312            970            183
----------------------------------------------------------------------------------------------------------
                                                     140,778         121,559         72,105         61,781
----------------------------------------------------------------------------------------------------------

EXPENSES
Property expenses                                     33,064          25,770         17,677         13,396
Real estate taxes                                     10,971           9,290          5,456          4,720
Interest expense, net                                 25,265          15,170         12,994          7,769
Depreciation and amortization                         29,419          19,335         16,273         10,121
General and administrative                             3,913           8,941          1,747          4,593
----------------------------------------------------------------------------------------------------------
                                                     102,632          78,506         54,147         40,599
----------------------------------------------------------------------------------------------------------
INCOME BEFORE REDEEMABLE PREFERRED INTERESTS          38,146          43,053         17,958         21,182
Redeemable preferred interests                         8,375           8,375          4,187          4,187
----------------------------------------------------------------------------------------------------------
NET INCOME                                          $ 29,771        $ 34,678        $13,771        $16,995
==========================================================================================================

ALLOCATION OF NET INCOME:
General Partner                                     $ 13,289        $ 15,478        $ 6,147        $ 7,587
Common Limited Partners                             $ 16,482        $ 19,200        $ 7,624        $ 9,408
==========================================================================================================


See accompanying notes.

                       Irvine Apartment Communities, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                        Irvine Apartment
                                                    Irvine Apartment    Communities, Inc.
(unaudited, in thousands)                            Communities LLC      (predecessor)    Limited Partners           Total
===========================================================================================================================
PARTNERS' CAPITAL

Balance at January 1, 1999                                                 $ 195,858           $ 185,821          $ 381,679
    Net income                                          $   1,321             14,157              19,200             34,678
    Contributions                                                                394                                    394
    Distributions                                                             (7,768)             (9,636)           (17,404)
    Merger Transaction                                    680,182           (202,641)             34,210            511,751
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                                $ 681,503          $      --           $ 229,595          $ 911,098
===========================================================================================================================

Balance at January 1, 2000                              $ 682,315                              $ 230,606          $ 912,921
    Net income                                             13,289                                 16,482             29,771
    Distributions                                         (28,476)                               (35,324)           (63,800)
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                                $ 667,128                              $ 211,764          $ 878,892
===========================================================================================================================


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended June 30,
                                                                   -------------------------
(unaudited, in thousands)                                              2000             1999
============================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $ 29,771         $ 34,678
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Amortization of deferred financing costs                         1,061              927
     Depreciation and amortization                                   29,419           19,335
     Redeemable preferred interest                                    8,375            8,375
     Increase (decrease) in cash attributable to changes in
       operating assets and liabilities:
         Restricted cash                                               (131)            (174)
         Other assets                                                 5,124           (1,858)
         Accounts payable and accrued liabilities                     4,439            1,885
         Security deposits                                            1,118              832
--------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                            79,176           64,000
--------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                 (1,149)          (3,231)
Capital investments in real estate assets                           (67,146)         (73,486)
--------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                               (68,295)         (76,717)
--------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under unsecured line of credit                                             64,000
Payments on unsecured line of credit                                                 (64,000)
Proceeds from mortgages and notes payable                            78,500
Payments on mortgages and notes payable                             (39,501)          (1,988)
Advance from affiliate                                               34,000           46,000
Additions to deferred financing costs                                (1,597)             (69)
Distributions to redeemable preferred limited partner
  unit holders                                                       (8,375)          (8,375)
Distributions to partners                                           (63,800)         (17,404)
--------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                    (773)          18,164
--------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            10,108            5,447
Cash and Cash Equivalents at Beginning of Period                     13,834            4,888
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 23,942         $ 10,335
============================================================================================

Supplemental Disclosure of Cash Flow Information
  Interest paid, net of amounts capitalized                        $ 24,232         $ 14,240
============================================================================================

See accompanying notes.

                                IAC Capital Trust

                                 BALANCE SHEETS

                                                                               June 30,      December 31,
(dollars in thousands)                                                             2000              1999
=========================================================================================================
                                                                             (unaudited)
Assets
Cash                                                                          $      5           $      5
Investment in Subsidiary                                                       150,000            150,000
---------------------------------------------------------------------------------------------------------
                                                                              $150,005           $150,005
=========================================================================================================

LIABILITIES AND EQUITY
Redeemable Preferred Securities, 25,000,000 securities authorized
  Redeemable Series A Preferred Securities, 6,900,000 securities
    authorized, 6,000,000 securities issued and outstanding                   $150,000           $150,000
Equity
  Common Securities, 20,000 securities authorized, 200 securities
    issued and outstanding                                                           5                  5

---------------------------------------------------------------------------------------------------------
                                                                              $150,005           $150,005
=========================================================================================================

See accompanying notes.

                                IAC Capital Trust

                       Statements of Operations and Equity

                                              Six Months Ended June 30,   Three Months Ended June 30,
                                              -------------------------   ---------------------------
(unaudited, in thousands)                            2000          1999            2000          1999
=====================================================================================================
Revenue
Income from investment in subsidiary               $6,188        $6,188          $3,094        $3,094
-----------------------------------------------------------------------------------------------------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST         6,188         6,188           3,094         3,094
Redeemable preferred interest                       6,188         6,188           3,094         3,094
-----------------------------------------------------------------------------------------------------
NET INCOME                                         $    0        $    0          $    0        $    0
=====================================================================================================

Equity - beginning of period                       $    5        $    5
Net income                                              0             0
-----------------------------------------------------------------------------------------------------
EQUITY - END OF PERIOD                             $    5        $    5
=====================================================================================================

See accompanying notes.

                               IAC Capital Trust

                            STATEMENTS OF CASH FLOWS

                                                      Six Months Ended June 30,
                                                      -------------------------
(unaudited, in thousands)                                  2000            1999
===============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $     0         $     0
Adjustments to reconcile net income to net cash
  provided by operating activities:
Redeemable preferred interest                             6,188           6,188
-------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                 6,188           6,188
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to preferred securities holders            (6,188)         (6,188)
-------------------------------------------------------------------------------
Net Cash Used in Financing Activities                    (6,188)         (6,188)
-------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     0               0
Cash and Cash Equivalents at Beginning of Period              5               5
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $     5         $     5
===============================================================================


See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION

Irvine Apartment Communities, L.P. (the "Partnership"), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. ("IAC, Inc.") obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the "Acquiror"), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the "Merger"), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC ("IACLLC"). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common limited partnership units in the Partnership and IACLLC became the sole general partner of the Partnership. The Partnership's management and operating decisions are under the unilateral control of IACLLC. All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC. At June 30, 2000, IACLLC had a 44.6% general partnership interest and The Irvine Company had a 55.4% common limited partnership interest in the Partnership.

The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. The Partnership has created market positions in Northern California, San Diego County and Santa Monica which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch. As of June 30, 2000, the Partnership owned 65 apartment communities representing 17,517 operating apartment units and 1,964 units under construction or development. In March 1998, the Partnership and Western National Property Management ("WNPM") announced the formation of a strategic alliance that, in April 1998, assumed all property management responsibilities for the Partnership's Southern California portfolio. Effective January 1, 1999, the property management responsibilities of the new entity, Irvine Apartment Management Company ("IAMC"), were expanded to include the Partnership's entire portfolio. As of June 30, 2000, IAMC is owned 75% by the Partnership and 25% by WNPM.

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

The Partnership evaluates performance and allocates resources primarily based on the net operating income ("NOI") of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $94,675,000 and $86,187,000 for the six months ended June 30, 2000 and 1999, respectively, and $48,002,000 and $43,482,000 for the three months ended June 30, 2000 and 1999, respectively. All other segment measurements are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2000 and December 31, 1999, and the revenues and expenses for the three and six months ended June 30, 2000 and 1999. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership's and the Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain amounts in the 1999 financial statements have been reclassified to conform with financial statement presentations in 2000.

NOTE 3 - MORTGAGES AND NOTES PAYABLE

Tax-Exempt Mortgage Bond Financings: In September 1999, the Partnership completed a $32 million offering of tax-exempt mortgage bond financings (the "Bonds") for the construction of a 201-unit apartment community (the "Project") at the Partnership's Park Place property (the Park Place property is now known as Villa Siena). As of June 30, 2000, the Partnership has received proceeds of $20.8 million that represents land, transaction and development costs related to the Project. The remaining $11.2 million of proceeds (included as a receivable in other assets) is held by a trustee and will be funded for construction of the Project as costs are incurred.

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

During the second quarter of 2000, the Partnership repaid the conventional mortgages securing the Promontory Point and San Paulo apartment communities.

On July 31, 2000, the Partnership obtained $26 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by one of the Partnership's apartment communities. The financing is due in monthly installments, bears interest at a fixed rate of 7.5% and matures in August 2012. Proceeds from the financing will be used for general construction purposes.

Unsecured Line of Credit: The Partnership has a $125 million unsecured revolving credit facility that was amended in June 1999. The amended credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on credit ratings on the Partnership's senior unsecured long-term indebtedness. The Partnership may also enter into letters of credit under the facility. Borrowings under the credit facility, which are guaranteed by the general partner, are available to finance the Partnership's ongoing rental property development and for general working capital needs. The general partner and the Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At June 30, 2000, the general partner and the Partnership were in compliance with all of these covenants. At June 30, 2000, the general partner had letters of credit outstanding under the facility totaling $51.5 million related mostly to a land and building purchase and the issuance of the tax-exempt mortgage bonds. The letters of credit reduce the remaining amount available under the line of credit. As of June 30, 2000, there was no outstanding balance under the line of credit and $73.5 million was available.

NOTE 4 - PARTNERS' CAPITAL

RECONCILIATION OF COMMON PARTNERSHIP UNITS OUTSTANDING


(in thousands, except percentages)                     Six Months Ended June 30, 2000
================================================================================================
                                                  IACLLC        The Irvine Company         Total
------------------------------------------------------------------------------------------------
Balance at beginning and end of period            20,176                    25,027        45,203
------------------------------------------------------------------------------------------------
Ownership interest at end of period                44.6%                     55.4%          100%
================================================================================================



(in thousands, except percentages)                            Six Months Ended June 30, 1999
--------------------------------------------------------------------------------------------------------------------
                                                                          The Irvine Company
                                                                             andcertainofits
                                                  IACLLC       IAC,Inc.           affiliates       Other       Total
====================================================================================================================
Balance at beginning of period                                   20,164               24,952          75      45,191
Stock awards issued and options exercised                            12                                           12
Merger Transaction                                20,176        (20,176)                  75         (75)
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                          20,176                              25,027                  45,203
--------------------------------------------------------------------------------------------------------------------
Ownership interest at end of period                44.6%                               55.4%                    100%
====================================================================================================================

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

NOTE 6 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for risk management, income taxes, human resources and other services totaling $26,000 and $99,000 for the six months ended June 30, 2000 and 1999, respectively, and $13,000 and $27,000 for the three months ended June 30, 2000 and 1999, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. The Partnership incurred rent totaling $278,000 and $290,000 for the six months ended June 30, 2000 and 1999, respectively, and $130,000 and $140,000 for the three months ended June 30, 2000 and 1999, respectively, related to leases with The Irvine Company that expire at the end of 2003. IAMC incurred rent totaling $132,000 and $95,000 for the six months ended June 30, 2000 and 1999, respectively, and $77,000 and $51,000 for the three months ended June 30, 2000 and 1999, respectively, related to a lease with The Irvine Company.

The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $1.8 million and $7.0 million for the three and six months ending June 30, 2000, respectively, and $535,000 for the period June 7, 1999 (date of Merger) through June 30, 1999. The aggregate amount incurred by the Partnership for such costs were $3.5 million and $6.0 million for the three and six months ending June 30, 2000, respectively, and $849,000 for the period ending June 7, 1999 through June 30, 1999.

Included in other assets at June 30, 2000 is approximately $5.9 million due from The Irvine Company. The amount represents a receivable of the Partnership for general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

As of June 30, 2000, The Irvine Company had advanced to the Partnership $34 million for construction purposes. Advances to and from The Irvine Company currently accrue interest at 5.75%. For the three and six months ended June 30, 2000, the Partnership incurred net interest expense of approximately $36,000 and $168,000, respectively, from The Irvine Company. For the period June 7, 1999 through June 30, 1999, the Partnership incurred interest expense of approximately $147,000 related to advances from The Irvine Company.

Prior to the Merger, one of IAC, Inc.'s directors was president and chief executive officer of a bank which participates in the Partnership's credit facility and acts as trustee for the unsecured notes payable. Based on the bank's percentage participation in the credit facility, the amount of interest and fees paid to the bank totaled $93,000 and $122,000 for the three and six months ended June 30, 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the activities of the Partnership for the three and six month periods ended June 30, 2000 (unaudited) with the activities of the Partnership for the three and six month periods ended June 30, 1999 (unaudited). The Trust is a limited purpose financing vehicle established by the Partnership and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Partnership.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

The Partnership's income after payment of redeemable preferred interests was $13.8 million for the three months ended June 30, 2000, down from $17.0 million for the same period of 1999. The Partnership's net income decreased in 2000 due to the increase in depreciation and amortization expense due to additional depreciation related to the step-up in basis recorded in conjunction with the Merger and the addition of newly delivered rental units. The decrease was also due to the increase in interest expense related to the additional conventional mortgage and tax-exempt mortgage bond financings obtained in 2000 and 1999. The decrease was offset, in part, by contributions of newly delivered rental units from its development program and properties that stabilized during 1999 and 2000, as well as an increase in rental rates and physical occupancy within its stabilized portfolio during 2000.

REVENUE AND EXPENSE DATA

                                                                Three Months Ended June 30,
                                                             ------------------------------
(dollars in thousands)                                          2000                   1999
-------------------------------------------------------------------------------------------
    Number of stabilized communities                              60                     57
    Number of operating units at end of period                17,517                 16,878
    Consolidated Information:
         Operating revenues                                  $71,135                $61,598
         Property expenses                                   $17,677                $13,396
         Real estate taxes                                   $ 5,456                $ 4,720
-------------------------------------------------------------------------------------------

OPERATING REVENUES (rental and other income) increased by 15.5% to $71.1 million in the second quarter of 2000, up from $61.6 million in the same period of 1999. Operating revenues rose in 2000 because of higher rental rates, higher physical occupancy and a larger average number of rental units in service, primarily as a result of new development.

PROPERTY EXPENSES increased by 32.0% to $17.7 million in the second quarter of 2000, up from $13.4 million in the same period of 1999. The 2000 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 1999 and 2000. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC in April 1998 to manage the Partnership's properties. The personnel and office costs of IAMC are included in property expenses.

REAL ESTATE TAXES totaled $5.5 million in the second quarter of 2000 and $4.7 million in the same period of 1999. Real estate taxes increased in the second quarter of 2000 due primarily to the addition of new rental units.

NET INTEREST EXPENSE increased to $13.0 million in the second quarter of 2000 compared to $7.8 million in the same period of 1999. Total interest incurred was $14.5 million in the second quarter of 2000 and $12.1 million in the same period of 1999. Total interest incurred increased due to the impact of the Partnership's additional conventional mortgage and tax-exempt mortgage bond financings in 2000 and 1999, partially offset by the repayment of the unsecured term loan in 1999 and no borrowings on the unsecured line of credit during the quarter. Capitalized interest totaled $1.5 million in the second quarter of 2000 and $4.3 million in the same period of 1999. The decrease in capitalized interest in the second quarter of 2000 was due to the decrease in the average qualifying asset balance for projects under development. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $16.3 million in the second quarter of 2000, up from $10.1 million in the same period of 1999. The increase in 2000 was mostly due to the additional depreciation related to the step-up in basis recorded in conjunction with the Merger and the completion and delivery of newly developed rental units.

GENERAL AND ADMINISTRATIVE EXPENSE decreased to $1.7 million in the second quarter of 2000, down from $4.6 million in the same period of 1999. The decrease in 2000 was the result of additional costs incurred in the second quarter of 1999 associated with the Merger and the write-off of certain abandoned costs in the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

The Partnership's income after payment of redeemable preferred interests was $29.8 million for the six months ended June 30, 2000, down from $34.7 million for the same period of 1999. The Partnership's net income decreased in 2000 due to the increase in depreciation and amortization expense due to additional depreciation related to the step-up in basis recorded in conjunction with the Merger and the addition of newly delivered rental units. The decrease was also due to the increase in interest expense related to the additional conventional mortgage and tax-exempt mortgage bond financings obtained in 2000 and 1999. The decrease was offset, in part, by contributions of newly delivered rental units from its development program and properties that stabilized during 1999 and 2000, as well as an increase in rental rates and physical occupancy within its stabilized portfolio during 2000.

REVENUE AND EXPENSE DATA

                                                                   Six Months Ended June 30,
                                                              ------------------------------
(dollars in thousands)                                            2000                  1999
--------------------------------------------------------------------------------------------
    Number of stabilized communities                                60                    57
    Number of operating units at end of period                  17,517                16,878
    Consolidated Information:
         Operating revenues                                   $138,710              $121,247
         Property expenses                                    $ 33,064              $ 25,770
         Real estate taxes                                    $ 10,971              $  9,290
--------------------------------------------------------------------------------------------

OPERATING REVENUES (rental and other income) increased by 14.4% to $138.7 million in the first half of 2000, up from $121.2 million in the same period of 1999. Operating revenues rose in 2000 because of higher rental rates, higher physical occupancy and a larger average number of rental units in service, primarily as a result of new development.

PROPERTY EXPENSES increased by 28.3% to $33.1 million in the first half of 2000, up from $25.8 million in the same period of 1999. The 2000 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 1999 and 2000.

REAL ESTATE TAXES totaled $11.0 million in the first half of 2000 and $9.3 million in the same period of 1999. Real estate taxes increased in the first half of 2000 due primarily to the addition of new rental units.

NET INTEREST EXPENSE increased to $25.3 million in the first half of 2000 compared to $15.2 million in the same period of 1999. Total interest incurred was $28.6 million in the first half of 2000 and $23.6 million in the same period of 1999. The increase in interest incurred in the first half of 2000 was primarily due to the impact of the Partnership's additional conventional mortgage and tax-exempt mortgage bond financings in 2000 and 1999, partially offset by the repayment of the unsecured term loan in 1999 and no borrowings on the unsecured line of credit during the first half of 2000. Capitalized interest totaled $3.3 million in the first half of 2000 and $8.4 million in the same period of 1999. The decrease in capitalized interest in the first half of 2000 was due to the decrease in the average qualifying asset balance for projects under development. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $29.4 million in the first half of 2000, up from $19.3 million in the same period of 1999. The increase in 2000 was mostly due to the additional depreciation related to the step-up in basis recorded in conjunction with the Merger and the completion and delivery of newly developed rental units.

GENERAL AND ADMINISTRATIVE EXPENSE decreased to $3.9 million in the first half of 2000, down from $8.9 million in the same period of 1999. The decrease in 2000 was the result of additional costs incurred associated with the Merger and the write-off of certain abandoned costs, both in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Partnership to the preferred limited partners in both the short and long term.

LIQUIDITY: The Partnership expects to meet its short-term and long-term liquidity requirements, such as construction costs and scheduled debt maturities, through the refinancing of long-term debt or borrowings from financial institutions. The Partnership's $125 million unsecured revolving credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on the credit ratings on the Partnership's senior unsecured long-term indebtedness. Availability under the credit facility was $73.5 million at June 30, 2000.

DEBT: The Partnership's conventional debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of IAC, Inc.'s December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2000 to 2008. The weighted average effective interest rate on the Partnership's debt, including the non-cash charges of amortization of deferred financing costs, was 6.35% at June 30, 2000. In February 2000, the Partnership obtained $78.5 million of conventional mortgage financing at a fixed rate of 7.29% maturing in November 2010. Proceeds from the financing are being used to fund the construction of new apartment communities.

DEBT STRUCTURE AT JUNE 30, 2000

                                                             Debt    Weighted Average
(dollars in thousands)                                    Balance       Interest Rate
-------------------------------------------------------------------------------------
Fixed rate debt
   Conventional mortgage financings                      $350,891               7.15%
   Mortgage notes payable to The Irvine Company            48,100               5.75%
   Tax-exempt assessment district debt                      5,269               6.29%
   Unsecured tax-exempt bond financings                   334,190               4.93%
   Unsecured notes payable                                 99,374               7.10%
-------------------------------------------------------------------------------------
    Total fixed rate debt                                 837,824               6.17%
-------------------------------------------------------------------------------------
Variable rate debt
   Tax-exempt mortgage bond financings                     50,038               5.44%
   Tax-exempt assessment district debt                     15,771               6.06%
-------------------------------------------------------------------------------------
    Total variable rate debt                               65,809               5.59%
-------------------------------------------------------------------------------------
    Total debt                                           $903,633               6.13%
=====================================================================================

OPERATING ACTIVITIES: Cash provided by operating activities was $79.2 million and $64.0 million in the first half of 2000 and 1999, respectively. Cash provided by operating activities increased in the first half of 2000 compared to the same period in 1999 due to higher revenues from newly developed apartment units, as well as an increase in revenues within the Partnership's stabilized portfolio achieved through higher rental rates and occupancy. The increase is partially offset by the increase in interest expense related to the Partnership's additional conventional mortgage and tax-exempt mortgage bond financings obtained in 2000 and 1999.

INVESTING ACTIVITIES: Cash used in investing activities was $68.3 million and $76.7 million in the first half of 2000 and 1999, respectively. The decrease reflects decreased development activity in the first half of 2000 as compared to 1999.

FINANCING ACTIVITIES: Cash used in financing activities was approximately $800,000 in the first half of 2000 while cash provided by financing activities was $18.2 million in the first half of 1999. In 2000, the Partnership received $78.5 million from a conventional mortgage financing and $34 million from an advance from affiliate. The proceeds from the financing and advance are being used to fund construction of new apartment communities. The Partnership repaid certain conventional mortgages in the first half of 2000 totaling $39.5 million. The Partnership (and the Trust) made distributions of $6.2 million to holders of the Trust's Series A Preferred Securities in the first half of 2000 and 1999. In addition, the Partnership made distributions of $2.2 million to holders of the Partnership's Series B Preferred Limited Partner interests in the first half of 2000 and 1999. Additionally, the Partnership paid $63.8 million in distributions to its partners in the first half of 2000 compared to $17.4 million in the first half of 1999.

CAPITAL EXPENDITURES

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $1.1 million and $3.2 million in the first half of 2000 and 1999, respectively. Capital investments in real estate assets totaled $67.1 million and $73.5 million in the first half of 2000 and 1999, respectively. These investments consisted of new development and capital replacements.

CAPITAL IMPROVEMENTS: The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life.

CAPITAL REPLACEMENTS: Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for capital replacements totaled $2.7 million in the first half of 2000. These expenditures were made at five properties: Promontory Point, Turtle Rock Vista, Rancho San Joaquin, Park West and Woodbridge Willows.

CAPITAL INVESTMENTS IN NEW DEVELOPMENT: Currently, the Partnership has four apartment communities under development or construction that are expected to require total expenditures of approximately $459 million, of which $178 million had been incurred as of June 30, 2000. Funding for these developments is expected to come from borrowings from financial institutions, including the Partnership's $125 million unsecured revolving credit facility (of which $73.5 million was available as of June 30, 2000), and refinancing of long-term debt. The Partnership has no plans for future development beyond the remaining four apartment communities currently under development.

CONSTRUCTION INFORMATION

                                                                                                              Total
                                                                                Commencement        Estimated Costs
Apartment Community                          Location              Units     of Construction          (in millions)
-------------------------------------------------------------------------------------------------------------------
On Irvine Ranch:
   Villa Siena (Park Place)                    Irvine              1,226                2/99                   $287
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Off Irvine Ranch:
   La Jolla Palms                             LaJolla                232                5/98                     53
   Franklin Street                        RedwoodCity                206                                         61
   Cherry Orchard Apartments                Sunnyvale                300                9/99                     58
-------------------------------------------------------------------------------------------------------------------
                                                                     738                                        172
-------------------------------------------------------------------------------------------------------------------
      Total                                                        1,964                                       $459
===================================================================================================================

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits:

              Exhibit No. 27.1:  Financial Data Schedule for Irvine Apartment
                                 Communities, L.P.

              Exhibit No. 27.2:  Financial Data Schedule for IAC Capital Trust.

          (b) During the second quarter of 2000, the Partnership and the Trust filed no current reports on Form 8-K.

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


                                           IRVINE APARTMENT COMMUNITIES, L.P.

                                           By: Irvine Apartment Communities LLC
                                               its sole general partner


Date: August 14, 2000                      By: /s/ Michael D. McKee
                                               ---------------------------------
                                               Michael D. McKee
                                               Vice Chairman,
                                               Chief Financial Officer and
                                               Secretary


                                           IAC CAPITAL TRUST


Date: August 14, 2000                      By: /s/ David A. Patty
                                               ---------------------------------
                                               David A. Patty
                                               Regular Trustee

                                 EXHIBIT INDEX


            EXHIBIT
            INDEX         DESCRIPTION
            -------       -----------
             27.1         Financial Data Schedule for Irvine Apartment
                          Communities, L.P.

             27.2         Financial Data Schedule for IAC Capital Trust.