Form 10-Q
period 2000-09-30
IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 2000-11-13
CIK 1038358, 1048922

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 For the Period Ended SEPTEMBER 30, 2000
                                       or
[   ]    Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the transition period from __________________ to _________________.

      Commission File Number: 0-22569 (Irvine Apartment Communities, L.P.)
                              1-13721 (IAC Capital Trust)


                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST
               --------------------------------------------------
           (Exact Name of Registrants as Specified in Their Charters)

             Delaware                           33-0587829
             Delaware                           91-6457946
             --------                           ----------
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

     Indicate the number of units outstanding of each of the issuer's classes of common partnership units, as of the latest practical date. Irvine Apartment Communities, L.P.: units of common partnership interest - 45,202,828 units as of November 13, 2000.

================================================================================

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST


                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements - Irvine Apartment Communities, L.P.

         -   Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999           1

         -   Consolidated Statements of Operations for the three and nine months ended
             September 30, 2000 and 1999                                                          2

         -   Consolidated Statements of Changes in Partners' Capital for the
             nine months ended September 30, 2000 and 1999                                        3

         -   Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999                                                          4

         Financial Statements - IAC Capital Trust

         -   Balance Sheets as of September 30, 2000 and December 31, 1999                        5

         -   Statements of Operations and Equity for the three and nine months ended
             September 30, 2000 and 1999                                                          6

         -   Statements of Cash Flows for the nine months ended September 30, 2000
             and 1999                                                                             7

         Notes to Consolidated Financial Statements                                               8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                   13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       19

Item 2.  Changes in Securities and Use of Proceeds                                               19

Item 3.  Defaults Upon Senior Securities                                                         19

Item 4.  Submission of Matters to a Vote of Security Holders                                     19

Item 5.  Other Information                                                                       19

Item 6.  Exhibits and Reports on Form 8-K                                                        19

         SIGNATURES                                                                              20

                       Irvine Apartment Communities, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30,     December 31,
(in thousands)                                                                        2000             1999
-----------------------------------------------------------------------------------------------------------
                                                                               (unaudited)

ASSETS
Real estate assets, at cost
      Land                                                                     $   430,526      $   417,196
      Buildings and improvements                                                 1,790,192        1,709,377
-----------------------------------------------------------------------------------------------------------
                                                                                 2,220,718        2,126,573
      Accumulated depreciation                                                    (364,801)        (325,229)
-----------------------------------------------------------------------------------------------------------
                                                                                 1,855,917        1,801,344
      Under development, including land                                            173,332          161,435
-----------------------------------------------------------------------------------------------------------
                                                                                 2,029,249        1,962,779
Cash and cash equivalents                                                           35,062           13,834
Restricted cash                                                                      2,136            1,944
Deferred financing costs, net                                                       11,985           11,732
Other assets                                                                        24,944           36,235
-----------------------------------------------------------------------------------------------------------
                                                                               $ 2,103,376      $ 2,026,524
===========================================================================================================

LIABILITIES
Mortgages and notes payable                                                    $   927,956      $   864,602
Accounts payable and accrued liabilities                                            57,382           45,554
Advance from affiliate                                                              41,501
Distributions payable to redeemable preferred limited partner unit holders           4,188
Security deposits                                                                   12,268           10,598
-----------------------------------------------------------------------------------------------------------
                                                                                 1,043,295          920,754

REDEEMABLE PREFERRED INTERESTS
Redeemable Series A preferred limited partner units,
  6,000 preferred partnership units outstanding                                    144,196          144,149
Redeemable Series B preferred limited partner units,
  2,000 preferred partnership units outstanding                                     48,710           48,700
-----------------------------------------------------------------------------------------------------------
                                                                                   192,906          192,849
-----------------------------------------------------------------------------------------------------------

PARTNERS' CAPITAL
General partner, 20,176 common partnership units at
  September 30, 2000 and  December 31, 1999                                        661,898          682,315
Common limited partners, 25,027 common partnership units at
  September 30, 2000 and December 31, 1999                                         205,277          230,606
-----------------------------------------------------------------------------------------------------------
                                                                                   867,175          912,921
-----------------------------------------------------------------------------------------------------------
                                                                               $ 2,103,376      $ 2,026,524
===========================================================================================================

See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Nine Months Ended September 30,    Three Months Ended September 30,
(unaudited, in thousands)                                  2000            1999               2000             1999
===================================================================================================================

REVENUES
Rental income                                          $206,174        $179,950            $71,947          $62,036
Other income                                              7,093           5,427              2,611            2,094
Interest income                                           2,836             881                767              569
-------------------------------------------------------------------------------------------------------------------
                                                        216,103         186,258             75,325           64,699
-------------------------------------------------------------------------------------------------------------------

EXPENSES
Property expenses                                        50,214          39,463             17,150           13,693
Real estate taxes                                        16,684          14,324              5,713            5,034
Interest expense, net                                    38,244          23,826             12,979            8,656
Depreciation and amortization                            43,011          31,653             13,592           12,318
General and administrative                                5,878          11,631              1,965            2,690
-------------------------------------------------------------------------------------------------------------------
                                                        154,031         120,897             51,399           42,391
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE REDEEMABLE PREFERRED INTERESTS             62,072          65,361             23,926           22,308
Redeemable preferred interests                           12,563          12,563              4,188            4,188
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                              $49,509         $52,798            $19,738          $18,120
===================================================================================================================

ALLOCATION OF NET INCOME:
General Partner                                         $22,099         $23,565             $8,810           $8,087
Common Limited Partners                                 $27,410         $29,233            $10,928          $10,033
===================================================================================================================


See accompanying notes.

                       Irvine Apartment Communities, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                        Irvine Apartment
                                   Irvine Apartment    Communities, Inc.
(unaudited, in thousands)           Communities LLC        (predecessor)     Limited Partners           Total
-------------------------------------------------------------------------------------------------------------

Partners' Capital

Balance at January 1, 1999                                    $ 195,858             $ 185,821       $ 381,679
    Net income                             $ 9,408               14,157                29,233          52,798
    Contributions                                                   394                                   394
    Distributions                           (7,142)              (7,768)              (18,494)        (33,404)
    Merger Transaction                     680,182             (202,641)               34,210         511,751
--------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999            $ 682,448                  $ 0             $ 230,770       $ 913,218
--------------------------------------------------------------------------------------------------------------

Balance at January 1, 2000               $ 682,315                                  $ 230,606       $ 912,921
    Net income                              22,099                                     27,410          49,509
    Distributions                          (42,516)                                   (52,739)        (95,255)
--------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000            $ 661,898                                  $ 205,277       $ 867,175
--------------------------------------------------------------------------------------------------------------


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended September 30,
(unaudited, in thousands)                                                                    2000             1999
==================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               $ 49,509         $ 52,798
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred financing costs                                               1,488            1,399
     Depreciation and amortization                                                         43,011           31,653
     Redeemable preferred interest                                                         12,563           12,563
     Increase (decrease) in cash attributable to changes in operating assets and liabilities:
         Restricted cash                                                                     (192)            (243)
         Other assets                                                                       7,908            1,760
         Accounts payable and accrued liabilities                                           8,583           14,778
         Security deposits                                                                  1,670            1,137
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                 124,540          115,845
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                       (1,751)          (4,800)
Capital investments in real estate assets                                                (100,996)        (114,016)
-------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                    (102,747)        (118,816)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable                                                 104,500          185,643
Payments on mortgages and notes payable                                                   (41,195)         (66,978)
Advances from affiliate                                                                    41,501           71,700
Payment to affiliate                                                                                       (71,700)
Additions to deferred financing costs                                                      (1,741)          (1,105)
Distributions to redeemable preferred limited partner unit holders                         (8,375)         (12,563)
Distributions to partners                                                                 (95,255)         (33,404)
-------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                                          (565)          71,593
-------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  21,228           68,622
Cash and Cash Equivalents at Beginning of Period                                           13,834            4,888
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 35,062         $ 73,510
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information
     Interest paid, net of amounts capitalized                                           $ 30,612         $ 16,407
-------------------------------------------------------------------------------------------------------------------


See accompanying notes.

                                  IAC Capital Trust

                                   BALANCE SHEETS

                                                                                          September 30,       December 31,
(dollars in thousands)                                                                             2000               1999
==========================================================================================================================
                                                                                            (unaudited)

ASSETS
Cash                                                                                          $       5          $       5
Distributions receivable from Subsidiary                                                          3,094
Investment in Subsidiary                                                                        150,000            150,000
---------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 153,099          $ 150,005
==========================================================================================================================

LIABILITIES AND EQUITY
Distributions payable to preferred security holders                                           $   3,094
Redeemable Preferred Securities, 25,000,000 securities authorized
       Redeemable Series A Preferred Securities, 6,900,000 securities
       authorized, 6,000,000 securities issued and outstanding                                  150,000          $ 150,000
Equity
       Common Securities, 20,000 securities authorized, 200 securities issued and outstanding         5                  5
---------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 153,099          $ 150,005
==========================================================================================================================


See accompanying notes.

                                IAC Capital Trust

                       STATEMENTS OF OPERATIONS AND EQUITY

                                                        Nine Months Ended September 30,   Three Months Ended September 30,
(unaudited, in thousands)                                          2000            1999              2000             1999
==========================================================================================================================

REVENUE
Income from investment in subsidiary                            $ 9,282         $ 9,281           $ 3,094          $ 3,093
--------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST                       9,282           9,281             3,094            3,093
Redeemable preferred interest                                     9,282           9,281             3,094            3,093
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $     0         $     0           $     0          $     0
==========================================================================================================================

Equity - beginning of period                                    $     5         $     5
Net income                                                            0               0
--------------------------------------------------------------------------------------------------------------------------
EQUITY - END OF PERIOD                                          $     5         $     5
==========================================================================================================================


See accompanying notes.

                                IAC Capital Trust

                            STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended September 30,
(unaudited, in thousands)                                                                         2000                 1999
===========================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                      $    0               $    0
Adjustments to reconcile net income to net cash provided by operating activities:
Redeemable preferred interest                                                                    6,188                9,281
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                        6,188                9,281
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to preferred securities holders                                                   (6,188)              (9,281)
---------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                           (6,188)              (9,281)
---------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            0                    0
Cash and Cash Equivalents at Beginning of Period                                                     5                    5
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 5                  $ 5
===========================================================================================================================


See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION

Irvine Apartment Communities, L.P. (the "Partnership"), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. ("IAC, Inc.") obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the "Acquiror"), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the "Merger"), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC ("IACLLC"). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common limited partnership units in the Partnership and IACLLC became the sole general partner of the Partnership. The Partnership's management and operating decisions are under the unilateral control of IACLLC. All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC. At September 30, 2000, IACLLC had a 44.6% general partnership interest and The Irvine Company had a 55.4% common limited partnership interest in the Partnership.

The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. The Partnership has created market positions in Northern California, San Diego County and Santa Monica which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch. As of September 30, 2000, the Partnership owned 65 apartment communities representing 17,797 operating apartment units and 1,684 units under construction or development. In March 1998, the Partnership and Western National Property Management ("WNPM") announced the formation of a strategic alliance that, in April 1998, assumed all property management responsibilities for the Partnership's Southern California portfolio. Effective January 1, 1999, the property management responsibilities of the new entity, Irvine Apartment Management Company ("IAMC"), were expanded to include the Partnership's entire portfolio. As of September 30, 2000, IAMC is owned 75% by the Partnership and 25% by WNPM.

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

The Partnership evaluates performance and allocates resources primarily based on the net operating income ("NOI") of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $146,369,000 and $131,590,000 for the nine months ended September 30, 2000 and 1999, respectively, and $51,695,000 and $45,403,000 for the three months ended September 30, 2000 and 1999, respectively. All other segment measurements are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2000 and December 31, 1999, and the revenues and expenses for the three and nine months ended September 30, 2000 and 1999. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership's and the Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain amounts in the 1999 financial statements have been reclassified to conform with financial statement presentations in 2000.

NOTE 3 - MORTGAGES AND NOTES PAYABLE

Tax-Exempt Mortgage Bond Financings: In September 1999, the Partnership completed a $32 million offering of tax-exempt mortgage bond financings (the "Bonds") for the construction of a 201-unit apartment community (the "Project") at the Partnership's Park Place property (the Park Place property is now known as Villa Siena). As of September 30, 2000, the Partnership has received proceeds of $24.7 million that represents land, transaction and development costs related to the Project. The remaining $7.3 million of proceeds (included as a receivable in other assets) is held by a trustee and will be funded for construction of the Project as costs are incurred.

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

In July 2000, the Partnership obtained $26 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by one of the Partnership's apartment communities. The financing is due in monthly installments of principal and interest, bears interest at a fixed rate of 7.5% and matures in August 2011. Proceeds from the financing are being used to fund the construction of new apartment communities.

On October 5, 2000, the Partnership obtained $112.6 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by three of the Partnership's apartment communities. The financing is due in monthly installments of principal and interest, bears interest at a fixed rate of 7.95% and matures in November 2011. Proceeds from the financing will be used for general construction purposes.

Unsecured Line of Credit: The Partnership has a $125 million unsecured revolving credit facility that was amended in June 1999. The amended credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on credit ratings on the Partnership's senior unsecured long-term indebtedness. The Partnership may also enter into letters of credit under the facility. Borrowings under the credit facility, which are guaranteed by the general partner, are available to finance the Partnership's ongoing rental property development and for general working capital needs. The general partner and the Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At September 30, 2000, the general partner and the Partnership were in compliance with all of these covenants. At September 30, 2000, the general partner had letters of credit outstanding under the facility totaling $51.5 million related mostly to a land and building purchase and the issuance of the tax-exempt mortgage bonds. The letters of credit reduce the remaining amount available under the line of credit. As of September 30, 2000, there was no outstanding balance under the line of credit and $73.5 million was available.

NOTE 4 - PARTNERS' CAPITAL

RECONCILIATION OF COMMON PARTNERSHIP UNITS OUTSTANDING

(in thousands, except percentages)                  Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------------------------------------

                                                  IACLLC           The Irvine Company                   Total
--------------------------------------------------------------------------------------------------------------

Balance at beginning and end of period            20,176                       25,027                  45,203
--------------------------------------------------------------------------------------------------------------
Ownership interest at end of period                 44.6%                        55.4%                    100%
==============================================================================================================


(in thousands, except percentages)                  Nine Months Ended September 30, 1999
--------------------------------------------------------------------------------------------------------------
                                                                   The Irvine Company
                                           IACLLC      IAC, Inc.   and certain of its       Other       Total
                                                                           affiliates
--------------------------------------------------------------------------------------------------------------
Balance at beginning of period                            20,164               24,952          75      45,191
Stock awards issued and options exercised                     12                                           12
Merger Transaction                         20,176        (20,176)                  75         (75)
--------------------------------------------------------------------------------------------------------------
Balance at end of period                   20,176             --               25,027          --      45,203
--------------------------------------------------------------------------------------------------------------
Ownership interest at end of period          44.6%            --                 55.4%         --         100%
==============================================================================================================

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

As of September 30, 2000, the Partnership had a $4.2 million distributions payable to the redeemable preferred limited partner unit holders, and the Trust had a $3.1 million distributions receivable from the Partnership which was payable to its preferred security holders. The distributions were paid on October 2, 2000.

NOTE 6 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for risk management, income taxes, human resources and other services totaling $171,000 and $112,000 for the nine months ended September 30, 2000 and 1999, respectively, and $145,000 and $12,000 for the three months ended September 30, 2000 and 1999, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. The Partnership incurred rent totaling $418,000 and $454,000 for the nine months ended September 30, 2000 and 1999, respectively, and $140,000 and $165,000 for the three months ended September 30, 2000 and 1999, respectively, related to leases with The Irvine Company that expire at the end of 2003. IAMC incurred rent totaling $214,000 and $148,000 for the nine months ended September 30, 2000 and 1999, respectively, and $82,000 and $53,000 for the three months ended September 30, 2000 and 1999, respectively, related to a lease with The Irvine Company.

The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $5.6 million and $12.7 million for the three and nine months ending September 30, 2000, respectively, and $3.4 million and $3.9 million for the three months ending September 30, 1999 and the period June 7, 1999 (date of Merger) through September 30, 1999, respectively. The aggregate amount incurred by the Partnership for such costs were $2.9 million and $8.9 million for the three and nine months ending September 30, 2000, respectively, and $3.1 million and $4.0 million for the three months ending September 30, 1999 and the period ending June 7, 1999 through September 30, 1999, respectively.

Included in other assets at September 30, 2000 is approximately $6.8 million due from The Irvine Company. The amount represents a receivable of the Partnership for general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

As of September 30, 2000, The Irvine Company had advanced to the Partnership $41.5 million for construction purposes. Advances to and from The Irvine Company currently accrue interest at 5.75%. For the three and nine months ended September 30, 2000, the Partnership incurred net interest expense of approximately $321,000 and $489,000, respectively, related to advances from The Irvine Company. For the three and nine months ended September 30, 1999, the Partnership incurred net interest expense of approximately $628,000 and $775,000, respectively, related to advances from The Irvine Company.

Prior to the Merger, one of IAC, Inc.'s directors was president and chief executive officer of a bank which participates in the Partnership's credit facility and acts as trustee for the unsecured notes payable. Based on the bank's percentage participation in the credit facility, the amount of interest and fees paid to the bank totaled $122,000 for the nine months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the activities of the Partnership for the three and nine month periods ended September 30, 2000 (unaudited) with the activities of the Partnership for the three and nine month periods ended September 30, 1999 (unaudited). The Trust is a limited purpose financing vehicle established by the Partnership and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Partnership.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

The Partnership's net income was $19.7 million for the three months ended September 30, 2000, up from $18.1 million for the same period of 1999. The Partnership's net income increased in 2000 due to the contribution of newly delivered rental units from its development program as well as an increase in rental rates and physical occupancy within its stabilized portfolio. The increase was offset, in part, by an increase in interest expense related to the additional conventional mortgage and tax-exempt mortgage bond financings obtained in 2000 and 1999, net of the repayment of the unsecured term loan in 1999, and a reduction in the amount of capitalized interest.

REVENUE AND EXPENSE DATA

                                                       Three Months Ended September 30,

(dollars in thousands)                                      2000                   1999
---------------------------------------------------------------------------------------

    Number of stabilized communities at end of period         60                     57
    Number of operating units at end of period            17,797                 17,166
    Consolidated Information:
         Operating revenues                            $  74,558              $  64,130
         Property expenses                             $  17,150              $  13,693
         Real estate taxes                             $   5,713              $   5,034
---------------------------------------------------------------------------------------

OPERATING REVENUES (rental and other income) increased by 16.3% to $74.6 million in the third quarter of 2000, up from $64.1 million in the same period of 1999. Operating revenues rose in 2000 because of higher rental rates, higher physical occupancy and a larger average number of rental units in service, primarily as a result of new development.

PROPERTY EXPENSES increased by 25.3% to $17.2 million in the third quarter of 2000, up from $13.7 million in the same period of 1999. The 2000 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 1999 and 2000. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC in April 1998 to manage the Partnership's properties. The personnel and office costs of IAMC are included in property expenses.

REAL ESTATE TAXES totaled $5.7 million in the third quarter of 2000 and $5.0 million in the same period of 1999. Real estate taxes increased in the third quarter of 2000 due primarily to the addition of new rental units.

NET INTEREST EXPENSE increased to $13.0 million in the third quarter of 2000 compared to $8.7 million in the same period of 1999. Total interest incurred was $14.5 million in the third quarter of 2000 and $12.6 million in the same period of 1999. Total interest incurred increased due to the impact of the Partnership's additional conventional mortgage and tax-exempt mortgage bond financings in 2000 and 1999, partially offset by the repayment of the unsecured term loan in 1999. Capitalized interest totaled $1.5 million in the third quarter of 2000 and $3.9 million in the same period of 1999. The decrease in capitalized interest in the third quarter of 2000 was due to the decrease in the average qualifying asset balance for projects under development. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $13.6 million in the third quarter of 2000, up from $12.3 million in the same period of 1999. The increase in 2000 was mostly due to the completion and delivery of newly developed rental units.

GENERAL AND ADMINISTRATIVE EXPENSE decreased to $2.0 million in the third quarter of 2000, down from $2.7 million in the same period of 1999. The decrease in 2000 was due to cost reductions related to staffing and associated overhead costs.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

The Partnership's net income was $49.5 million for the nine months ended September 30, 2000, down from $52.8 million for the same period of 1999. The Partnership's net income decreased in 2000 due to the increase in depreciation and amortization expense due to additional depreciation related to the step-up in basis recorded in conjunction with the Merger and the addition of newly delivered rental units. The decrease was also due to the increase in interest expense related to the additional conventional mortgage and tax-exempt mortgage bond financings obtained in 2000 and 1999. The decrease was offset, in part, by contributions of newly delivered rental units from its development program and properties that stabilized during 1999 and 2000, as well as an increase in rental rates and physical occupancy within its stabilized portfolio during 2000 and a decrease in general administrative expenses.

REVENUE AND EXPENSE DATA

                                                        Nine Months Ended September 30,
(dollars in thousands)                                     2000                    1999
---------------------------------------------------------------------------------------

    Number of stabilized communities at end of period        60                      57
    Number of operating units at end of period           17,797                  17,166
    Consolidated Information:
         Operating revenues                            $213,267            $    185,377
         Property expenses                             $ 50,214            $     39,463
         Real estate taxes                             $ 16,684            $     14,324
---------------------------------------------------------------------------------------

OPERATING REVENUES (rental and other income) increased by 15.1% to $213.3 million in the first nine months of 2000, up from $185.4 million in the same period of 1999. Operating revenues rose in 2000 because of higher rental rates, higher physical occupancy and a larger average number of rental units in service, primarily as a result of new development.

PROPERTY EXPENSES increased by 27.2% to $50.2 million in the first nine months of 2000, up from $39.5 million in the same period of 1999. The 2000 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 1999 and 2000.

REAL ESTATE TAXES totaled $16.7 million in the first nine months of 2000 and $14.3 million in the same period of 1999. Real estate taxes increased in the first nine months of 2000 due primarily to the addition of new rental units.

NET INTEREST EXPENSE increased to $38.2 million in the first nine months of 2000 compared to $23.8 million in the same period of 1999. Total interest incurred was $43.1 million in the first nine months of 2000 and $36.1 million in the same period of 1999. The increase in interest incurred in the first nine months of 2000 was primarily due to the impact of the Partnership's additional conventional mortgage and tax-exempt mortgage bond financings in 2000 and 1999, partially offset by the repayment of the unsecured term loan in 1999 and no borrowings on the unsecured line of credit during the first nine months of 2000. Capitalized interest totaled $4.9 million in the first nine months of 2000 and $12.3 million in the same period of 1999. The decrease in capitalized interest in the first nine months of 2000 was due to the decrease in the average qualifying asset balance for projects under development. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $43.0 million in the first nine months of 2000, up from $31.7 million in the same period of 1999. The increase in 2000 was mostly due to the additional depreciation related to the step-up in basis recorded in conjunction with the Merger and the completion and delivery of newly developed rental units.

GENERAL AND ADMINISTRATIVE EXPENSE decreased to $5.9 million in the first nine months of 2000, down from $11.6 million in the same period of 1999. The decrease in 2000 was the result of additional costs incurred associated with the Merger and the write-off of certain abandoned costs, both in the second quarter of 1999, and cost reductions related to staffing and associated overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Partnership to the preferred limited partners in both the short and long term.

LIQUIDITY: The Partnership expects to meet its short-term and long-term liquidity requirements, such as construction costs and scheduled debt maturities, through the refinancing of long-term debt or borrowings from financial institutions. The Partnership's $125 million unsecured revolving credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on the credit ratings on the Partnership's senior unsecured long-term indebtedness. Availability under the credit facility was $73.5 million at September 30, 2000.

DEBT: The Partnership's conventional debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of IAC, Inc.'s December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2000 to 2008. The weighted average effective interest rate on the Partnership's debt, including the non-cash charges of amortization of deferred financing costs, was 6.38% at September 30, 2000. In February 2000, the Partnership obtained $78.5 million of conventional mortgage financing at a fixed rate of 7.29% maturing in November 2010. In July 2000, the Partnership obtained an additional $26 million of conventional mortgage financing at a fixed rate of 7.5% maturing in August 2011. Proceeds from the financings are being used to fund the construction of new apartment communities.

DEBT STRUCTURE AT SEPTEMBER 30, 2000

                                                      Debt      Weighted Average
(dollars in thousands)                             Balance         Interest Rate
--------------------------------------------------------------------------------

Fixed rate debt
   Conventional mortgage financings               $375,446                 7.35%
   Mortgage notes payable to The Irvine Company     47,852                 5.75%
   Tax-exempt assessment district debt               5,268                 6.29%
   Unsecured tax-exempt bond financings            334,190                 4.93%
   Unsecured notes payable                          99,391                 7.10%
--------------------------------------------------------------------------------
    Total fixed rate debt                          862,147                 6.29%
--------------------------------------------------------------------------------

Variable rate debt
   Tax-exempt mortgage bond financings              50,038                 5.51%
   Tax-exempt assessment district debt              15,771                 4.41%
--------------------------------------------------------------------------------
    Total variable rate debt                        65,809                 5.25%
--------------------------------------------------------------------------------
    Total debt                                    $927,956                 6.21%
================================================================================


OPERATING ACTIVITIES: Cash provided by operating activities was $124.5 million and $115.8 million in the first nine months of 2000 and 1999, respectively. Cash provided by operating activities increased in the first nine months of 2000 compared to the same period in 1999 due to higher revenues from newly developed apartment units, as well as an increase in revenues within the Partnership's stabilized portfolio achieved through higher rental rates and occupancy. The increase is partially offset by the increase in interest expense related to the Partnership's additional conventional mortgage and tax-exempt mortgage bond financings obtained in 2000 and 1999.

INVESTING ACTIVITIES: Cash used in investing activities was $102.7 million and $118.8 million in the first nine months of 2000 and 1999, respectively. The decrease reflects decreased development activity in the first nine months of 2000 as compared to 1999.

FINANCING ACTIVITIES: Cash used in financing activities was approximately $565,000 in the first nine months of 2000 while cash provided by financing activities was $71.6 million in the first nine months of 1999. In 2000, the Partnership received $104.5 million from conventional mortgage financings and $41.5 million from an advance from affiliate. The proceeds from the financings and advance are being used to fund construction of new apartment communities. In 1999, the Partnership received $185.6 in debt financings and $71.7 million from an advance from affiliate. In 2000, the Partnership made payments on mortgages and notes payable totaling $41.2 million while in 1999, the Partnership made payments on mortgages and notes payable of $67.0 million, in addition to repaying the advance from affiliate of $71.7 million. The Partnership (and the Trust) made distributions of $6.2 million and $9.3 million to holders of the Trust's Series A Preferred Securities in the first nine months of 2000 and 1999, respectively. In addition, the Partnership made distributions of $2.2 million and $3.3 million to holders of the Partnership's Series B Preferred Limited Partner interests in the first nine months of 2000 and 1999, respectively. Additionally, the Partnership paid $95.3 million in distributions to its partners in the first nine months of 2000 compared to $33.4 million in the first nine months of 1999.

CAPITAL EXPENDITURES

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $1.8 million and $4.8 million in the first nine months of 2000 and 1999, respectively. Capital investments in real estate assets totaled $101.0 million and $114.0 million in the first nine months of 2000 and 1999, respectively. These investments consisted of new development and capital replacements.

CAPITAL IMPROVEMENTS: The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life.

CAPITAL REPLACEMENTS: Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for capital replacements totaled $4.1 million in the first nine months of 2000. These expenditures were made at five properties: Promontory Point, Turtle Rock Vista, Rancho San Joaquin, Park West and Woodbridge Willows.

CAPITAL INVESTMENTS IN NEW DEVELOPMENT: Currently, the Partnership has four apartment communities under development or construction that are expected to require total expenditures of approximately $457 million, of which $214 million had been incurred as of September 30, 2000. Funding for these developments is expected to come from borrowings from financial institutions, including the Partnership's $125 million unsecured revolving credit facility (of which $73.5 million was available as of September 30, 2000), and refinancing of long-term debt. The Partnership has no plans for future development beyond the remaining four apartment communities currently under development.

CONSTRUCTION INFORMATION

                                                                                         Total
                                                             Commencement      Estimated Costs
Apartment Community                Location     Units     of Construction        (in millions)
----------------------------------------------------------------------------------------------

On Irvine Ranch:
   Villa Siena (Park Place)          Irvine     1,226                2/99                 $270
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Off Irvine Ranch:
   La Jolla Palms                  La Jolla       232                5/98                   55
   Franklin Street             Redwood City       206                                       74
   Cherry Orchard Apartments      Sunnyvale       300                9/99                   58
----------------------------------------------------------------------------------------------
                                                  738                                      187
----------------------------------------------------------------------------------------------
      Total                                     1,964                                     $457
==============================================================================================

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements No. 137 and 138, in June 1999 and June 2000, respectively, (collectively, the "Statements"). The Statements are effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for the Partnership). Because of the Partnership's minimal use of derivatives, management does not anticipate that adoption of the new Statements will have a significant affect on the financial position or the results of operations of the Partnership.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

         Exhibit No. 27.1:    Financial Data Schedule for Irvine Apartment
                              Communities, L.P.

         Exhibit No. 27.2:    Financial Data Schedule for IAC Capital Trust.

         (b) During the third quarter of 2000, the Partnership and the Trust filed no current reports on Form 8-K.

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

                                      IRVINE APARTMENT COMMUNITIES, L.P.

                                      By:  Irvine Apartment Communities LLC
                                           its sole general partner


Date:   November 13, 2000             By:  /s/ Michael D. McKee
                                           -------------------------------------
                                           Michael D. McKee
                                           Vice Chairman,
                                           Chief Financial Officer and Secretary




                                      IAC CAPITAL TRUST


Date:   November 13, 2000             By:  /s/ David A. Patty
                                           -------------------------------------
                                           David A. Patty
                                           Regular Trustee

                                 EXHIBIT INDEX


Exhibit No.                            Description
-----------                            -----------

   27.1           Financial Data Schedule for Irvine Apartment Communities, L.P.

   27.2           Financial Data Schedule for IAC Capital Trust.