Form 10-K
period 2000-12-31
IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 2001-03-29
CIK 1038358, 1048922

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

      COMMISSION FILE NUMBER: 0-22569 (IRVINE APARTMENT COMMUNITIES, L.P.)
                                   1-13721 (IAC CAPITAL TRUST)

                       IRVINE APARTMENT COMMUNITIES, L.P.
                               IAC CAPITAL TRUST
            (EXACT NAME OF REGISTRANTS AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 33-0587829
                        DELAWARE                                                 91-6457946
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

      NUMBER OF SECURITIES OUTSTANDING AS OF DECEMBER 31, 2000: 6,000,000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS:

                     UNITS OF GENERAL PARTNERSHIP INTEREST
                      (IRVINE APARTMENT COMMUNITIES, L.P.)
        NUMBER OF UNITS OUTSTANDING AS OF DECEMBER 31, 2000: 20,175,893

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

              Irvine Apartment Communities, L.P.  Yes [X]  No [ ]
                     IAC Capital Trust      Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Irvine Apartment Communities LLC, the sole general partner of Irvine Apartment Communities, L.P., owns all of the outstanding units of general partnership interest of Irvine Apartment Communities, L.P. An affiliate of Irvine Apartment Communities LLC owns all of the outstanding common limited partnership units of Irvine Apartment Communities, L.P.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       IRVINE APARTMENT COMMUNITIES, L.P.

                               IAC CAPITAL TRUST

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
 1.    Business....................................................    1
 2.    Properties..................................................   11
 3.    Legal Proceedings...........................................   13
 4.    Submission of Matters to a Vote of Security Holders.........   13

                                 PART II
 5.    Market for Registrants' Common Equity and Related
       Stockholder Matters.........................................   14
 6.    Selected Financial Data.....................................   15
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   16
 7A.   Quantitative and Qualitative Disclosures About Market
       Risk........................................................   20
 8.    Financial Statements and Supplementary Data.................   20
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   20

                                PART III
10.    Directors and Executive Officers of the Registrants.........   21
11.    Executive Compensation......................................   22
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   23
13.    Certain Relationships and Related Transactions..............   23

                                 PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................   25
       Signatures..................................................   28

                                     PART I

ITEM 1. BUSINESS

ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

     Irvine Apartment Communities, L.P. (the "Partnership"), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. ("IAC, Inc.") obtained a general partnership interest in and became the sole managing general partner of the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the "Acquiror"), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the "Merger"), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC ("IACLLC"). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership. At December 31, 2000, IACLLC had a 44.6% general partnership interest and The Irvine Company had a 55.4% common limited partnership interest in the Partnership.

     The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. The Partnership has created market positions in Northern California, San Diego County and Santa Monica which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch. As of December 31, 2000, the Partnership owned 65 properties containing 17,941 operating apartment units and 1,540 units under construction or development (collectively, the "Properties").

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

DESCRIPTION OF BUSINESS

     As of December 31, 2000, the Partnership owned and operated 60 stabilized properties containing 17,397 units (the "Stabilized Communities"). Together with the units under construction, development or lease-up (the "Communities Under Development"), the Partnership owns a total of 19,481 units.

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

     In 1997, the Partnership commenced operations in Northern California's Silicon Valley and the northern coastal markets of San Diego County. In 1998, the Partnership purchased a property in Los Angeles County. As of December 31, 2000, the Partnership had units in operation or under development at eight properties located off the Irvine Ranch. The Partnership has created these new market positions in California which possess rental demographics and economic growth prospects similar to those on the Irvine Ranch. See "Business
Strategy -- Off-Ranch Properties."

     For the year ended December 31, 2000, the average physical occupancy (number of units occupied divided by the total number of units) of the Stabilized Communities was 95.9% and the average monthly rent per unit was $1,373. The Communities Under Development are expected to include a total of approximately 2,084 apartment units and are expected to have an aggregate estimated cost of approximately $545 million. As of December 31, 2000, 544 units were completed with 426 units occupied and generating rental revenue in Communities Under Development.

     The information set forth in this Annual Report on Form 10-K relating to the estimated costs of apartment communities that are in development are forward-looking statements. Actual results will depend on numerous factors, many of which are beyond the control of the Partnership. These include the extent and timing of economic growth in the Partnership's rental markets; future trends in the pricing of construction materials and labor; product design changes; entitlement decisions by local government authorities; weather patterns; changes in interest rate levels; other changes in capital markets; and unanticipated regulatory delays. No assurance can be given that the estimates will not vary substantially from actual results.

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

     - Enhance efficiency of operations. The Partnership had historically subcontracted on-site staffing, personnel management and accounting functions to three independent property management firms. In March 1998, the Partnership and WNPM entered into a strategic alliance that, in April 1998, assumed all property management responsibilities for the Partnership's Southern California portfolio and, in January 1999, assumed responsibility for the Partnership's entire portfolio. By centralizing all property management functions into one entity, the strategic alliance provides greater efficiencies, reduces property management fees and property management costs, improves training of on-site employees and enhances service to customers. Through December 31, 1999, WNPM was the managing member of IAMC and was responsible for its day to day operations, but the Partnership, through its control of a majority of the board of directors of IAMC, had significant control over IAMC including approval of business plans and budgets, compensation, and the employment of the executive officers of IAMC. In addition, the Partnership paid IAMC a property management fee which was adjusted to reflect the actual operating performance of the Properties, thereby more closely aligning the interests of IAMC and the Partnership. On January 1, 2000, the partnership agreement for IAMC was amended and restated whereby the Partnership purchased a 24% partnership interest in IAMC from WNPM, resulting in the Partnership owning a 75% partnership interest in IAMC and WNPM owning a 25% partnership interest. As a result, the Partnership is now the managing member of IAMC and responsible for its day to day operations. The Partnership paid $356,000 in settlement of options previously granted to certain executives of WNPM.

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

  "Off-Ranch" Properties

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

     The Partnership's "off-Ranch" expansion program was centered in Northern California's Silicon Valley and the northern coastal markets of San Diego County. In 1997, the Partnership acquired a 923-unit apartment community (The Villas of Renaissance) located in the La Jolla region of Northern San Diego County. In 1998, the Partnership completed construction of a 342-unit apartment community (The Hamptons at Cupertino) in the Silicon Valley and began development and construction on three additional apartment communities (with a total of approximately 660 units) in the Silicon Valley and two additional apartment communities (with a total of approximately 570 units) in Northern San Diego County. Also in 1998, the Partnership purchased a 120-unit, high-rise apartment building under renovation located in Santa Monica (1221 Ocean Avenue).

     During 1999, a 336-unit apartment community in Northern San Diego County (Arcadia at Stonecrest) was completed and achieved stabilization. In addition, the renovations at 1221 Ocean Avenue were completed and the apartment building was in lease-up at December 31, 2000. During 2000, a 155-unit apartment community in Northern California (The Villas at Bair Island Marina) was completed and achieved stabilization. Also in 2000, a 232-unit apartment community in San Diego County (La Jolla Palms) began lease-up and was 73% occupied as of December 31, 2000. The two remaining off-Ranch projects, Cherry Orchard Apartments and Franklin Street, both of which are located in Northern California, were under development at December 31, 2000. The Partnership has no plans to expand its off-Ranch portfolio beyond these eight properties.

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

     The success of the Irvine Ranch as a master-planned development is, in large part, attributable to the early creation of a broad employment base. The Irvine Company has emphasized the promotion of job creation on the Irvine Ranch and has been involved in creating four major employment centers on the Irvine Ranch, each easily accessible by apartment residents and the surrounding area. The Irvine Company has been the sole developer of the Irvine Spectrum, a 5,000-acre research, technology and employment center which houses more than 2,500 companies and approximately 50,000 employees and includes 26 million square feet of retail, manufacturing, research and development and office space. The Irvine Business Complex, which surrounds the John Wayne airport, houses over 100,000 employees and includes more than 24 million square feet of office and other commercial space and over 14 million square feet of industrial space. Newport Center contains over 2.5 million square feet of general purpose office space, a 1.3 million square-foot regional mall (Fashion Island), a tennis club and two country clubs. In addition, The Irvine Company donated land to the University of California at Irvine, a 1,470-acre campus which currently has more than 19,600 students and 8,300 employees. The proximity of the Irvine Ranch Properties to these employment centers makes them attractive residential locations.

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

     Each village throughout the Irvine Ranch has a distinctive, thematic identity which characterizes the primary features and attributes of the village and helps to distinguish the target market for the Partnership's product. For example, Tustin Ranch, in the City of Tustin, is a family-oriented village featuring an 18-hole championship golf course, athletic fields, jogging, hiking and equestrian trails. Along the ocean is the village of Newport Coast, an upscale community featuring ocean views and million-dollar custom built homes. The Village of Westpark, in Irvine, caters to young professionals with growing families and offers the highly renowned public school system and recreational facilities of the City of Irvine.

     Within each village, the Partnership's target market is further defined. The primary factor which determines the appropriate target for the product is location. For example, the professional product type is targeted towards busy work executives and professionals of all ages and is typically located near major business centers and in close proximity to entertainment, retail and dining establishments as well as major transportation corridors. The university product type, on the other hand, is located within walking distance of a college or university, student-oriented retail centers, and public transportation.

     Finally, the Partnership specifically designs its products to appeal to a target market. The Partnership's luxury product is typically in a unique or upscale location with ocean and golf course views and provides resort-like amenities. The family product offers spacious children's play areas and tot lots, on-site or nearby park access, individual garages, in-unit washers and dryers and may include a multi-purpose room with an activities coordinator offering activities for youngsters.

  Financing Strategies

     The Partnership intends to obtain additional debt financing to fund the capital requirements of its remaining development projects. See "Capital Expenditures -- Capital Investments in New Development." Construction costs not yet funded for these development projects total approximately $215 million. The Partnership anticipates utilizing fixed rate mortgage financing to fund these construction costs, consistent with the Partnership's strategy of maintaining a fairly low tolerance to interest rate fluctuation risk. However, based on financial market conditions at the time such financing is secured, the Partnership may utilize other debt and/or interest rate structures if it deems it prudent to do so.

     The Partnership completed five financing transactions in 2000. In February, the Partnership obtained $78.5 million of conventional mortgage financing at a fixed rate of 7.29% maturing in November 2010. In July, the Partnership obtained $26 million of conventional mortgage financing at a fixed rate of 7.5% maturing in August 2011. In October, the Partnership obtained $112.6 million of conventional mortgage financing at a fixed rate of 7.95% maturing in November 2011. In December, the Partnership obtained $21.7 million of conventional mortgage financing at a fixed rate of 7.88% maturing in July 2008. Also in December, the Partnership obtained an additional $11 million mortgage financing payable to The Irvine Company at a fixed rate of 7.81% maturing in August 2003. Proceeds from these five financings have been used for the repayment of matured conventional mortgages and to fund the construction of new apartment communities. All of these transactions are more fully discussed in Management's Discussion and Analysis included in this Annual Report on Form 10-K.

COMPETITION

     The Properties are located in developed areas. There are numerous other rental apartment properties within and around the market area of each property. The number of competitive rental properties in the area could have a material effect on the Partnership's ability to rent apartments and increase rents.

EMPLOYEES

     Neither the Partnership nor the Trust has any employees. The Partnership is managed by IACLLC. The business and policy making functions of the Partnership are carried out by the directors, officers and employees of IACLLC. As of February 23, 2001, IACLLC had 58 employees. None of IACLLC's employees are subject to a collective bargaining agreement and IACLLC has experienced no labor-related work stoppages. IACLLC considers its relations with its personnel to be good.

CYCLICALITY

     The Partnership's business, and the residential housing industry in general, are cyclical. The Partnership's operations and markets are affected by local and regional factors such as local economies, demographic demand for housing, population growth, property taxes, energy costs, and by national factors such as short and long-term interest rates, federal mortgage financing programs, federal income tax provisions and general economic trends. During 2000, the Partnerships' Stabilized Communities experienced only slight seasonal variation in occupancy.

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

     The groundwater underlying portions of the City of Irvine generally contains elevated levels of certain inorganic compounds. In addition, two United States Marine Corps air bases where soil and groundwater contamination have been discovered are located adjacent to the Irvine Ranch. Although the Partnership believes, based on a site assessment report prepared for the U.S. Marine Corps, that contamination at one of these bases is localized, there can be no assurances that it has not migrated onto any of the Irvine Ranch properties. The other base is listed on the National Priorities List and activities from this base have resulted in groundwater contamination in the vicinity of this base. The Partnership has knowledge, based on information provided by the Orange County Water District, that contamination from this base has migrated into the groundwater underlying one of the Irvine Ranch Properties (containing 60 units). The Partnership believes that most of the contaminated groundwater is located at a substantial depth under the land surface. The Orange County Water District and the Irvine Ranch Water District, together with the Department of Defense, are currently conducting and will continue to conduct remediation activities at this base and in the area, including under the Partnership's property, to stabilize and ultimately remediate the contamination in the area, including the Partnership's property. Based on current information, the Partnership believes that it will not incur any remediation costs in connection with the groundwater contamination.

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

     All of the Partnership's properties fall under the jurisdiction of the Federal Clean Water Act. Under the Federal Clean Water Act, owners of construction sites are required to help prevent contaminates from entering into run-off systems that eventually enter sensitive waterways. Recently, jurisdictions in Orange County, California have interpreted the Federal Clean Water Act more stringently and are closely monitoring construction sites according to the stricter interpretation. Any construction site that is not in compliance with the requirements of the Federal Clean Water Act is at risk of being fined and/or of suspension of construction activity at the site. There are also similar requirements under the Federal Clean Water Act for operating properties. The Partnership believes that it is in compliance in all material respects with the stricter requirements. The Partnership will incur additional costs in order to remain in compliance with the Federal Clean Water Act; however, it does not believe such costs will be material.

     The Partnership has not been notified by any governmental authority of any material noncompliance, liability, or other claim in connection with any of the Properties. In addition, environmental assessments (which involve physical inspections without soil or groundwater analyses and generally without radon testing) were obtained on all Properties in 1993 or later except for two which were obtained more than seven years ago. The Partnership is not aware of any environmental liability relating to the Properties that it believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, it is possible that the environmental assessments did not reveal all environmental liabilities with respect to the Properties, that environmental liabilities have developed with respect to the Properties since the environmental assessments were prepared or that there are material environmental liabilities of which the Partnership is unaware with respect to the Properties. Moreover, no assurance can be given that future laws, ordinances or regulations will not impose material environmental liabilities or that the current environmental condition of the Properties will not be affected by residents and occupants of the Properties or by the uses or condition of properties in the vicinity of the Properties, such as leaking underground storage tanks, or by third parties unrelated to the Partnership.

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

     Approximately 2,800 units in portions of 33 of the Partnership's Stabilized Communities are currently subject to resident income limitations which generally restrict rental of the affected units to low or moderate income residents and which, in most instances, also limit the amount of rent that may be charged for a particular unit. A brief summary of the basis and effect of these resident income and other limitations follows:

     The development of 23 of the Stabilized Communities was financed with the proceeds of tax-exempt multifamily housing revenue bonds issued by various local municipalities. These bonds were refunded in May 1995 and consolidated under one issuer, California Statewide Communities Development Authority. Regulatory agreements applicable to such financings (a) require that a specified percentage of the units be set aside for residents whose incomes do not exceed a specified percentage of the area median income and (b) in most instances, limit the rent which can be charged to a percentage of the maximum qualifying resident income level for the affected unit. These bonds were refinanced in June 1998 by the same issuer. Most of the income restrictions on the new bonds will terminate upon the maturity date of the new bonds. Additionally, in October 1998, the Partnership purchased a 216-unit apartment community (One Park Place) for $28 million of which $18 million was the assumption of tax-exempt multifamily housing revenue bonds. In September 1999, the Partnership issued an additional $32 million of tax-exempt multifamily housing revenue bonds to finance the construction of two apartment buildings consisting of 201 units in a community adjacent to the One Park Place property.

     In addition to the rental restrictions imposed by the bond regulatory agreements, many of the 24 stabilized properties and four additional properties are also subject to resident income and rent limitations by virtue of development and other agreements entered into with local municipalities and private and quasi-public interest groups. These restrictions are similar in scope and substance but differ as to expiration dates from the other restrictions discussed above.

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

     Under Section 8 of the United States Housing Act of 1937, HUD currently provides rental assistance payments to each of these five HUD properties pursuant to certain Housing Assistance Payments ("HAP") contracts. Under the HAP contracts, so long as the units are rented to residents whose income levels do not exceed specified HUD guidelines, each qualifying resident is required to pay only 30% of their adjusted monthly income as rent and HUD pays the difference between the 30% payment and the unit's market rents as established by HUD. The above-mentioned restrictions and limitations will continue for the remainder of each HAP contract term. Each HAP contract has an initial term of 20 years with four 5-year renewal options exercisable at the owners option. At December 31, 2000, the average remaining term of the HAP contracts was approximately 2 years.

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

     The Partnership's "off-Ranch" development program was centered in Northern California's Silicon Valley and the northern coastal markets of San Diego County. In 1997, the Partnership acquired a 923-unit apartment community (The Villas of Renaissance) located in the La Jolla region of Northern San Diego County. In 1998, the Partnership completed construction of a 342-unit apartment community (The Hamptons at Cupertino) in the Silicon Valley and began development and construction on three additional apartment communities (with a total of approximately 660 units) in the Silicon Valley and two additional apartment communities (with a total of approximately 570 units) in Northern San Diego County. Also in 1998, the Partnership purchased a 120-unit, high-rise apartment building under renovation located in Santa Monica (1221 Ocean Avenue). During 1999, a 336-unit apartment community in Northern San Diego County (Arcadia at Stonecrest) was completed and achieved stabilization. In addition, the renovations at 1221 Ocean Avenue were completed and the apartment building was in lease-up at December 31, 2000. During 2000, a 155-unit apartment community in Northern California (The Villas at Bair Island Marina) was completed and achieved stabilization. Also in 2000, a 232-unit apartment community in San Diego County (La Jolla Palms) began lease-up and was 73% occupied as of December 31, 2000. The two remaining off-Ranch projects, Cherry Orchard Apartments and Franklin Street, both of which are located in Northern California, were under development at December 31, 2000. The Partnership has no plans to expand its off-Ranch portfolio beyond these eight properties. The development, construction and operation of rental apartment communities in such new markets may present risks different than or in addition to the risks discussed above related to the Irvine Ranch Properties which are located entirely in Orange County. For jurisdictions off the Irvine Ranch, local jurisdiction approvals with respect to entitlements may impose requirements and conditions different from those applicable to the Irvine Ranch. No assurance can be given that any of the "off-Ranch" apartment communities will be successful.

     Equity real estate investments, such as the investments made by the Partnership in the Properties, are relatively illiquid. Such illiquidity limits the ability of the Partnership to vary its portfolio in response to changes in economic or other conditions.

     The Properties are subject to all operating risks common to apartment ownership in general. Such risks include: the Partnership's ability to rent units at the Properties, including the 2,084 units in the Communities Under Development; competition from other apartment communities; excessive building of comparable properties which might adversely affect apartment occupancy or rental rates; increases in operating costs due to inflation and other factors which may not necessarily be offset by increased rents; increased affordable housing requirements that might adversely affect rental rates; inability or unwillingness of residents to pay rent increases; and future enactment of rent control laws or other laws regulating apartment housing, including present and possible future laws relating to access by disabled persons. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. If any of the above occurred, the Partnership's ability to meet its debt service and other obligations and to make distributions with respect to its partners/preferred security holders could be adversely affected.

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

     Insurance: The Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Partnership believes are adequate and appropriate under the circumstances. In addition, The Irvine Company has a limited earthquake insurance policy covering all of its properties, including the Properties of the Partnership. There are, however, certain types of losses that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Partnership could lose its capital invested in the property, as well as the anticipated future revenues from the property, and, in the case of debt which is recourse to the Partnership, would remain obligated for any mortgage debt or other financial obligations related to the property. Any such loss would adversely affect the Partnership. The Partnership believes that the Properties are adequately insured. In addition, in light of the California earthquake risk, California building codes since the early 1970's have established construction standards for all newly built and renovated buildings, including apartment buildings. A major code change was adopted in 1984, implementing the most strict construction standards as of such time. Forty-one of the existing 60 Stabilized Communities (representing approximately 73% of the units in the Stabilized Communities) have been completed and occupied since January 1, 1985, and the Partnership believes that all of the Stabilized Communities were constructed in full compliance with the applicable standards existing at the time of construction. In 1999, there was another major code change and more rigorous construction standards were adopted. The Partnership is currently constructing the Communities Under Development in full compliance with these stricter standards. While earthquakes have occurred from time to time in California, the Partnership has not experienced any material losses as a result of earthquakes. No assurance can be given that this will be the case in the future.

ITEM 2. PROPERTIES

     The Partnership owns Stabilized Communities containing 17,397 apartment units and had five Communities Under Development. Below is 2000 operating information for the Stabilized Communities:

                                                                                     2000 AVERAGE MONTHLY
                                                                                         RENTAL RATES
                                      YEAR        NUMBER      AVERAGE UNIT SIZE   --------------------------      2000 AVERAGE
            PROPERTY               COMPLETED     OF UNITS       (SQUARE FEET)     PER UNIT   PER SQUARE FOOT   PHYSICAL OCCUPANCY
            --------               ----------   -----------   -----------------   --------   ---------------   ------------------
PROPERTIES STABILIZED BEFORE 2000
  Irvine, CA (39 Properties)
    Amherst Court................        1991           162           724           1,182          1.63               96.4%
    Berkeley Court...............        1986           152           877           1,283          1.46               98.8%
    Cedar Creek..................        1985           176           811           1,129          1.39               96.2%
    Columbia Court...............        1984            58           852           1,181          1.39               98.9%
    Cornell Court................        1984           109           894           1,347          1.51               97.1%
    Cross Creek..................        1985           136           935           1,212          1.30               96.5%
    Dartmouth Court..............        1986           294           896           1,266          1.41               97.2%
    Deerfield....................     1975/83        192/96           847           1,102          1.30               96.1%
    Harvard Court................        1986           112           826           1,211          1.47               97.7%
    Northwood Park...............        1985           168           944           1,137          1.21               95.5%
    Northwood Place..............        1986           604           954           1,139          1.19               95.9%
    One Park Place...............        1995           216           922           1,013          1.10               97.2%
    Orchard Park.................        1982            60           971           1,009          1.04               99.4%
    Park West....................  1970/71/72   256/276/348         1,004           1,198          1.19               94.5%
    Parkwood.....................        1974           296           883           1,160          1.31               96.4%
    Rancho San Joaquin...........        1976           368           896           1,261          1.41               93.5%
    San Carlo....................        1989           354         1,074           1,435          1.34               96.2%
    San Leon.....................        1987           248           951           1,230          1.29               95.5%
    San Marco....................        1988           426           923           1,184          1.28               95.3%
    San Marino...................        1986           200           927           1,221          1.32               96.0%
    San Mateo....................        1990           283           720           1,145          1.59               96.2%
    San Paulo....................        1993           382         1,001           1,114          1.11               96.2%
    San Remo.....................     1986/88       136/112           966           1,199          1.24               95.6%
    Santa Clara..................        1996           378           967           1,422          1.47               95.4%
    Santa Maria..................        1997           227         1,125           1,648          1.47               94.5%
    Santa Rosa...................        1996           368           895           1,360          1.52               94.8%
    Santa Rosa II................        1998           207         1,233           1,816          1.47               94.4%
    Sonoma at Oak Creek..........        1999           196         1,160           1,667          1.44               95.5%
    Stanford Court...............        1985           320           799           1,204          1.51               97.1%
    The Parklands................        1983           121           794           1,135          1.43               99.7%
    Turtle Rock Canyon...........        1991           217         1,024           1,500          1.47               96.1%
    Turtle Rock Vista............     1976/77       112/140         1,155           1,501          1.30               95.3%
    Villa Coronado...............        1996           513           929           1,410          1.52               95.7%
    Windwood Glen................        1985           196           878           1,181          1.35               97.2%
    Windwood Knoll...............        1983           248           903           1,071          1.19               97.0%
    Woodbridge Oaks..............        1983           120           976           1,071          1.10               99.8%
    Woodbridge Pines.............        1976           220           872           1,148          1.32               96.6%
    Woodbridge Villas............        1982           258           871           1,084          1.24               96.9%
    Woodbridge Willows...........        1984           200           894           1,162          1.30               96.4%
                                   ----------   -----------         -----          ------         -----               ----
        Subtotal.................                    10,261           939           1,255          1.34               96.0%
                                   ----------   -----------         -----          ------         -----               ----
  Newport Beach, CA (9
    Properties)
    Baypointe....................        1997           300         1,037           1,646          1.59               95.6%
    Bayport......................        1971           104           867           1,225          1.41               96.0%
    Bayview......................        1971            64         1,154           1,449          1.26               96.4%
    Baywood......................     1973/84        320/68         1,074           1,363          1.27               95.4%
    Mariner Square...............        1969           114         1,104           1,351          1.22               97.8%
    Newport North................        1986           570           947           1,275          1.35               96.9%
    Newport Ridge (Newport
      Coast).....................        1996           512           957           1,617          1.69               93.9%
    Promontory Point.............        1974           520         1,056           2,034          1.93               94.4%
    The Colony at Fashion
      Island.....................        1998           245         1,326           2,578          1.94               94.0%
                                   ----------   -----------         -----          ------         -----               ----
        Subtotal.................                     2,817         1,037           1,647          1.59               95.3%
                                   ----------   -----------         -----          ------         -----               ----
  Tustin, CA (7 Properties)
    Rancho Alisal................     1988/91        344/12           967           1,216          1.26               96.8%
    Rancho Maderas...............        1989           266           939           1,244          1.32               95.9%
    Rancho Mariposa..............        1992           238           856           1,190          1.39               97.1%
    Rancho Monterey..............        1996           436           932           1,385          1.49               95.9%
    Rancho Santa Fe..............        1998           316         1,120           1,645          1.47               95.4%
    Rancho Tierra................        1989           252         1,031           1,310          1.27               95.9%
    Sierra Vista.................        1992           306           852           1,262          1.48               96.3%
                                   ----------   -----------         -----          ------         -----               ----
        Subtotal.................                     2,170           958           1,330          1.39               96.2%
                                   ----------   -----------         -----          ------         -----               ----
  Subtotal (55 Properties).......                    15,248           960           1,338          1.39               95.9%
                                   ----------   -----------         -----          ------         -----               ----
  Off-Ranch (3 Properties)
    Villas of Renaissance (La
      Jolla).....................        1992           923           957           1,403          1.47               95.9%
    The Hamptons at Cupertino
      (Cupertino)................        1998           342           951           2,081          2.19               98.1%

                                                                                     2000 AVERAGE MONTHLY
                                                                                         RENTAL RATES
                                      YEAR        NUMBER      AVERAGE UNIT SIZE   --------------------------      2000 AVERAGE
            PROPERTY               COMPLETED     OF UNITS       (SQUARE FEET)     PER UNIT   PER SQUARE FOOT   PHYSICAL OCCUPANCY
            --------               ----------   -----------   -----------------   --------   ---------------   ------------------
    Arcadia at Stonecrest (San
      Diego).....................        1999           336           951           1,384          1.46               96.5%
                                   ----------   -----------         -----          ------         -----               ----
    Subtotal.....................                     1,601           954           1,544          1.62               96.5%
                                   ----------   -----------         -----          ------         -----               ----
Properties Stabilized Before 2000
  (58 Properties)................                    16,849           959           1,358          1.42               95.9%
                                   ----------   -----------         -----          ------         -----               ----
PROPERTIES STABILIZED DURING
  2000(1)........................
                                   ----------   -----------         -----          ------         -----               ----
  Brittany at Oak Creek
    (Irvine).....................        2000           393           928           1,423          1.53               95.7%
  The Villas at Bair Island
    Marina (Redwood City)........        2000           155         1,100           2,938          2.67               95.5%
                                   ----------   -----------         -----          ------         -----               ----
    Subtotal.....................                       548           977           1,851          1.90               95.6%
                                   ----------   -----------         -----          ------         -----               ----
        Total Portfolio (60
          Properties)............                    17,397           960          $1,373         $1.43               95.9%
                                   ==========   ===========         =====          ======         =====               ====

---------------
(1) Represents amounts from initial stabilization date.

     The Properties are located within the following jurisdictions in
California:

                                                              COMMUNITIES
                             STABILIZED COMMUNITIES        UNDER DEVELOPMENT               TOTAL
                             -----------------------    -----------------------    ----------------------
                             NUMBER OF     NUMBER OF    NUMBER OF     NUMBER OF    NUMBER OF     PERCENT
         LOCATION            PROPERTIES      UNITS      PROPERTIES      UNITS      PROPERTIES    OF TOTAL
         --------            ----------    ---------    ----------    ---------    ----------    --------
ORANGE COUNTY
  Irvine...................      40         10,654          1           1,226          41           61%
  Newport Beach............       8          2,305                                      8           12%
  Tustin...................       7          2,170                                      7           11%
  Newport Coast............       1            512                                      1            2%
SAN FRANCISCO BAY AREA
  Cupertino................       1            342                                      1            2%
  Redwood City.............       1            155          1             206           2            2%
  Sunnyvale................                                 1             300           1            1%
NORTHERN SAN DIEGO COUNTY
  La Jolla.................       1            923          1             232           2            6%
  San Diego................       1            336                                      1            2%
LOS ANGELES COUNTY
  Santa Monica.............                                 1             120           1            1%
                                 --         ------          --          -----          --          ---
          Totals...........      60         17,397          5           2,084          65          100%
                                 ==         ======          ==          =====          ==          ===

     The unit mix of the Properties is as follows:

                                      STABILIZED          COMMUNITIES
                                      COMMUNITIES      UNDER DEVELOPMENT    TOTAL NUMBER    PERCENT OF
            UNIT TYPE               NUMBER OF UNITS     NUMBER OF UNITS       OF UNITS      TOTAL UNITS
            ---------               ---------------    -----------------    ------------    -----------
Studio/Junior.....................         579                 112                691             3%
One Bedroom.......................       4,433                 759              5,192            27%
Two Bedroom.......................      10,730               1,139             11,869            61%
Three Bedrooms or More............       1,655                  74              1,729             9%
                                        ------               -----             ------           ---
          Total...................      17,397               2,084             19,481           100%
                                        ======               =====             ======           ===

     The consolidated real estate and accumulated depreciation schedule of the Partnership is included on pages F-16 through F-18 of this Annual Report on Form 10-K.

     The Partnership believes that the Properties are well maintained and have no material deferred maintenance requirements or current need for major renovations. The average age of the Stabilized Communities is approximately 12 years. The oldest of the Stabilized Communities was completed in 1969, and 41 of the 60 Stabilized Communities, totaling 12,729 units or approximately 73% of the Stabilized

Communities, have been completed since January 1, 1985. The number of units per property ranges from 58 units to 923 units, with an average of approximately 290 units.

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

     All of the Stabilized Communities provide, and the Communities Under Development will provide, residents with numerous amenities and include extensive landscaping. Approximately 88% of the 60 Stabilized Communities contain swimming pools, spas, air conditioning and covered parking. Additional amenities may include a fitness center, business center, recreational room and children play areas. Each apartment unit includes a patio, deck or balcony. Many apartment units offer one or more of certain additional features, such as fireplaces, enclosed garages, refrigerators, washers and dryers, and microwave ovens. Additionally, all properties completed after 1994 include an alarm system, offer high-speed Internet access and are located within a gated community. The Communities Under Development contain most of these amenities.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Partnership nor the Trust or the Properties is currently subject to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

IRVINE APARTMENT COMMUNITIES, L.P.

     There is no established public trading market for the Partnership's common partnership interests. As of February 23, 2001, there were two holders of common partnership interests.

     The Partnership made aggregate distributions of $124,455,000 during 2000 on its common partnership interests.

     There were no issuances of common partnership interests in the Partnership during the fourth quarter of 2000.

IAC CAPITAL TRUST

     There were no issuances of securities of the Trust during the fourth quarter of 2000.

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

                                                               YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------------------
                                            2000           1999           1998           1997          1996
IRVINE APARTMENT COMMUNITIES, L.P.      ------------   ------------   ------------   ------------   ----------
                                        (IN THOUSANDS, EXCEPT PERCENTAGES, PER UNIT AND PROPERTY INFORMATION)
SELECTED OPERATING INFORMATION
Total revenues........................   $  294,095     $  253,415     $  220,837     $  186,945     $158,698
Income before extraordinary item and
  redeemable preferred interests......   $   84,504     $   85,651     $   73,549     $   58,583     $ 41,192
Net income............................   $   67,754     $   68,901     $   18,781     $   58,583     $ 41,192
Cash distributions per unit...........   $     2.75     $     1.10     $     1.52     $     1.48     $   1.44
Total apartment units (at end of
  period).............................       17,941         17,362         16,439         15,136       13,656
SELECTED STABILIZED PROPERTY
  INFORMATION(1)
Total properties (at end of period)...           60             58             55             51           48
Average physical occupancy(2).........         95.9%          94.8%          94.1%          94.5%        94.9%
Average monthly rent per unit(3)......   $    1,373     $    1,283     $    1,213     $    1,116     $  1,025
SELECTED BALANCE SHEET INFORMATION AT
  DECEMBER 31,
          Total assets................   $2,178,585     $2,026,524     $1,374,624     $1,163,677     $900,998
          Total long-term debt........   $1,070,892     $  864,602     $  751,818     $  704,063     $553,064
Redeemable preferred interests........   $  192,926     $  192,849     $  192,789
Partners' capital.....................   $  856,220     $  912,921     $  381,679     $  421,227     $320,344

IAC CAPITAL TRUST
SELECTED OPERATING INFORMATION
Income from investment in
  subsidiary..........................   $   12,375     $   12,375     $   11,722
Net income............................   $       --     $       --     $       --
SELECTED BALANCE SHEET INFORMATION AT
  DECEMBER 31,
Total assets..........................   $  150,005     $  150,005     $  150,005
Redeemable preferred interest.........   $  150,000     $  150,000     $  150,000
Equity................................   $        5     $        5     $        5

---------------
(1) A property is typically considered stabilized at the earlier of one year after completion of construction or when it achieves 95% occupancy.

(2) Average physical occupancy is calculated by dividing the total occupied units in the stabilized properties on a weekly basis by the total units in the stabilized properties on a weekly basis.

(3) Average monthly rent per unit is calculated by dividing average rental revenue per unit by average economic occupancy.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements of the Partnership and the Trust and the Notes thereto.

RESULTS OF OPERATIONS

     The Partnership's income before extraordinary item and redeemable preferred interests was $84.5 million in 2000, down from $85.7 million in 1999, and up from $73.5 million in 1998. Although the Partnership's net operating income (rental and other income less property expenses and real estate taxes) increased from $177.2 million in 1999 to $201.4 million in 2000, the Partnership's overall financial results declined in 2000 from 1999. The decline in 2000 is due to the increase in interest expense related to the additional mortgage financings and tax-exempt mortgage bond financings obtained in 2000 and 1999, combined with a decrease in capitalized interest due to the decrease in the average qualifying asset balance for projects under development. The decrease was also due to the increase in depreciation and amortization expense due to additional depreciation related to the step-up in basis recorded in conjunction with the Merger and the addition of newly delivered rental units. The decrease was offset, in part, by contributions of newly delivered rental units from its development program and properties that stabilized during 1999 and 2000, as well as an increase in rental rates and physical occupancy within its stabilized portfolio during 2000 and a decrease in general and administrative expenses. The Partnership's financial results improved in 1999 due to the contribution of newly delivered rental units from its development program, properties that stabilized during 1999 and 1998 and an acquisition in 1998, as well as an increase in rental rates and physical occupancy within its stabilized portfolio.

REVENUE AND EXPENSE DATA

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Number of stabilized communities.......................        60         58         55
Number of operating units at end of period.............    17,941     17,362     16,439
Consolidated Information:
  Operating revenues...................................  $289,734   $251,001   $219,373
  Property expenses....................................  $ 67,052   $ 54,218   $ 49,398
  Real estate taxes....................................  $ 21,253   $ 19,544   $ 17,209

     Operating revenues (rental and other income) increased by 15.4% to $289.7 million in 2000, up from $251.0 million in 1999. Operating revenues in 1999 had increased by 14.4% from $219.4 million in 1998. Operating revenues rose in 2000 because of higher rental rates, higher physical occupancy and a larger average number of rental units in service, primarily as a result of new development. Operating revenues rose in 1999 because of higher rental rates, higher physical occupancy, and a larger average number of rental units in service, primarily as a result of new development and an acquisition in 1998.

     Property expenses increased by 23.7% to $67.1 million in 2000 from $54.2 million in 1999, which had increased from $49.4 million in 1998. The 2000 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 1999 and 2000. The 1999 increase reflects incremental expenses from newly delivered and acquired rental units and communities stabilized during 1999 and 1998. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC to manage the Partnership's properties in April 1998. Accordingly, the personnel and office costs of IAMC are included in property expenses.

     Real estate taxes totaled $21.3 million in 2000, $19.5 million in 1999 and $17.2 million in 1998. Real estate taxes increased in 2000 and 1999 primarily due to the addition of new rental units through development and acquisition.

     Net interest expense increased to $54.7 million in 2000 from $35.7 million in 1999, which had increased from $29.8 million in 1998. Total interest incurred was $60.9 million in 2000 compared with $50.1 million in

1999 and $42.1 million in 1998. The increase in interest incurred in 2000 was primarily due to the additional mortgage financings and tax-exempt mortgage bond financings in 2000 and 1999, partially offset by the repayment of certain conventional mortgages in 2000 and the unsecured term loan in 1999. The increase in interest incurred in 1999 was primarily due to the conventional mortgage financings and the unsecured term loan that was outstanding for almost the entire year. Net interest expense increased in 2000 due to a decrease in capitalized interest during 2000 as a result of a lower average qualifying asset balance for projects under development. Net interest expense increased in 1999 due to a decreased level of development, resulting in a lower level of capitalized interest, in proportion to the increase in interest incurred. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. Capitalized interest totaled $6.2 million in 2000, $14.4 million in 1999 and $12.3 million in 1998.

     Interest income totaled $4.4 million in 2000, $2.4 million in 1999 and $1.5 million in 1998. The changes in interest income reflect changes in the Partnership's average cash balances.

     Depreciation and amortization expense increased to $56.6 million in 2000, up from $44.4 million in 1999. These expenses had increased in 1999 from $33.8 million in 1998. The increases in both years reflect the completion and delivery of newly developed rental units. In addition, the 2000 and 1999 amounts reflect twelve and seven months, respectively, of depreciation related to the step-up in basis recorded in conjunction with the Merger.

     General and administrative expense decreased to $10.0 million in 2000, down from $13.9 million in 1999. These expenses had increased in 1999 from $9.4 million in 1998. The decrease in 2000 was the result of additional costs incurred associated with the Merger and the write-off of certain abandoned costs, both in the second quarter of 1999. Accordingly, the increase in 1999 was the result of payments of vested stock options in conjunction with the Merger, increased salary expenses due to personnel changes and the write-off of certain abandoned costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership believes that cash provided by operations will be adequate to meet ongoing operating requirements, debt service payments and payment of distributions by the Partnership to the preferred limited partners in both the short and long term.

     Liquidity: The Partnership expects to meet its short-term and long-term liquidity requirements, such as construction costs and scheduled debt maturities, through the refinancing of long-term debt or borrowings from financial institutions. The Partnership's $125 million unsecured revolving credit facility was terminated as of December 27, 2000.

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

     Debt: The Partnership's conventional debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of IAC, Inc.'s December

1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2002 to 2008. The weighted average effective interest rate on the Partnership's debt, including the non-cash charges of amortization of deferred financing costs, was 6.57% at December 31, 2000. In February 2000, the Partnership obtained $78.5 million of conventional mortgage financing at a fixed rate of 7.29% maturing in November 2010. In July 2000, the Partnership obtained $26 million of conventional mortgage financing at a fixed rate of 7.5% maturing in August 2011. In October 2000, the Partnership obtained $112.6 million of conventional mortgage financing at a fixed rate of 7.95% maturing in November 2011. In December 2000, the Partnership obtained $21.7 million of conventional mortgage financing at a fixed rate of 7.88% maturing in July 2008. Also in December 2000, the Partnership obtained an additional $11 million mortgage note payable to The Irvine Company at a fixed rate of 7.81% maturing in August 2003. Proceeds from these five financings have been used for the repayment of matured conventional mortgages and to fund the construction of new apartment communities.

DEBT STRUCTURE

                                                      BALANCE AT       WEIGHTED
                                                     DECEMBER 31,       AVERAGE
                                                         2000        INTEREST RATE
                                                     ------------    -------------
                                                         (DOLLARS IN MILLIONS)
Fixed rate debt
  Conventional mortgage financings.................    $  508.1          7.50%
  Mortgage notes payable to The Irvine Company.....        58.6          6.14%
  Tax-exempt assessment district debt..............         4.8          6.29%
  Unsecured tax-exempt bond financings.............       334.2          4.93%
  Unsecured notes payable..........................        99.4          7.10%
                                                       --------          ----
          Total fixed rate debt....................     1,005.1          6.52%
                                                       --------          ----
Variable rate debt
  Tax-exempt mortgage bond financings..............        50.0          5.16%
  Tax-exempt assessment district debt..............        15.8          4.75%
                                                       --------          ----
          Total variable rate debt.................        65.8          5.06%
                                                       --------          ----
          Total debt...............................    $1,070.9          6.43%
                                                       ========          ====

     Operating Activities: Cash provided by operating activities was $153.5 million, $140.8 million and $83.8 million for 2000, 1999 and 1998, respectively. Cash provided by operating activities increased in 2000 compared to 1999 due to higher revenues from newly delivered rental units from the Partnership's development program and properties stabilized during 2000 and 1999, as well as an increase in rental rates and physical occupancy within its stabilized portfolio.

     Investing Activities: Cash used in investing activities was $133.0 million, $152.9 million and $231.7 million in 2000, 1999 and 1998, respectively. Changes in the amount of cash used in investing activities in each year reflect changing levels of real estate development and acquisitions in 2000, 1999 and 1998. Real estate development and acquisitions are typically funded by mortgage financing (see "Financing Activities" and "Capital Expenditures").

     Financing Activities: Cash provided by financing activities was $63.1 million, $21.0 million and $148.2 million in 2000, 1999 and 1998, respectively. The Partnership received a total of $238.8 million during 2000 from conventional mortgage financings and $11 million from additional mortgage notes payable to The Irvine Company. The proceeds from these financings were used to fund construction of new apartment communities and repay certain conventional mortgages. The Partnership received $8.3 million during 1999 from a tax-exempt mortgage bond financing, $115 million in September 1999 from a conventional mortgage financing and $70 million in October 1999 from a conventional mortgage financing. The proceeds from these financings were used to fund construction of new apartment communities, to repay the advances from affiliate and to repay an unsecured term loan, which was repaid in November 1999. The Partnership received net proceeds of $192.7 million from the sale of preferred limited partner units in January and November of 1998, a portion of which was used to pay down the Partnership's line of credit. Additionally, the Partnership received a $100 million unsecured term loan in 1998 with which it paid down the line of credit. Additionally, the Partnership paid $141.2 million in distributions to partners and redeemable preferred interest holders in 2000 compared to $66.6 million in 1999 and $80.7 million in 1998.

CAPITAL EXPENDITURES

     Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $2.3 million, $6.5 million and $5.9 million in 2000, 1999 and 1998, respectively. Capital investments in real estate assets totaled $131 million, $146 million and $226 million in 2000, 1999 and 1998, respectively, and consisted of capital investments in new developments, capital replacements, acquisitions of apartment communities and land purchases.

     Capital Improvements: The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life.

     Capital Replacements: Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for capital replacements totaled $4.8 million in 2000. These expenditures were made at five properties: Promontory Point, Turtle Rock Vista, Rancho San Joaquin, Park West and Woodbridge Willows.

     Capital Investments in New Development: Currently, the Partnership has three apartment communities under development or construction that are expected to require total expenditures of approximately $402 million, of which $187 million had been incurred at December 31, 2000. Funding for these developments is expected to come from borrowings from financial institutions and refinancing of long-term debt. (See Item 13 and Note 7 of the Notes to Consolidated Financial Statements).

                            CONSTRUCTION INFORMATION

                                                                                           TOTAL
                                                                     COMMENCEMENT        ESTIMATED
           APARTMENT COMMUNITY               LOCATION      UNITS    OF CONSTRUCTION        COSTS
           -------------------               --------      -----    ---------------    -------------
                                                                                       (IN MILLIONS)
On Irvine Ranch:
  Villa Siena (Park Place)(1)............     Irvine       1,226          2/99             $270
                                                           -----         -----             ----
Off Irvine Ranch:
  Franklin Street........................  Redwood City      206         11/00               74
  Cherry Orchard Apartments..............   Sunnyvale        300          9/99               58
                                                           -----                           ----
                                                             506                            132
                                                           -----                           ----
          Total..........................                  1,732                           $402
                                                           =====                           ====

---------------
(1) As of December 31, 2000, 192 units were delivered and 176 units were occupied.

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

                           INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY

                                                                                                                  FAIR
                                                                                                                 VALUE
                                         2001      2002     2003      2004      2005    THEREAFTER    TOTAL     12/31/00
                                        -------   ------   -------   -------   ------   ----------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
LIABILITIES
Tax-exempt mortgage bond financings...                                                   $ 50,038    $ 50,038   $ 50,038
  Average interest rate(1)
Conventional mortgage financings......  $25,801   $6,630   $18,682   $11,228   $8,640     437,160     508,141    523,037
  Average interest rate...............     7.50%    7.54%     7.59%     7.58%    7.64%       8.64%
Mortgage notes payable to The Irvine
  Company.............................      968    1,075     1,138     1,267    1,470      52,682      58,600     50,717
  Average interest rate...............     6.44%    6.44%     6.44%     5.75%    5.75%       5.75%
Tax-exempt assessment district debt...      402      636       695       723      767      17,292      20,515     20,515
  Average interest rate(2)
Unsecured tax-exempt bond
  financings..........................                                                    334,190     334,190    327,008
  Average interest rate...............                                                       5.23%
Unsecured notes payable...............                                                     99,408      99,408     96,352
  Average interest rate...............                                                       7.10%

---------------
(1) The average interest rate is a weekly remarketed tax-exempt based rate. The weighted average interest rate as of December 31, 2000 was 5.16%.

(2) $4,777 of debt is fixed at 6.29% and $15,737 is variable at the daily remarketed tax-exempt based rate. The weighted average variable interest rate was 4.75% as of December 31, 2000.

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

BOARD OF DIRECTORS OF IRVINE APARTMENT COMMUNITIES LLC

     The following sets forth certain information regarding the Board of Directors of IACLLC as of February 23, 2001:

     DONALD BREN, 68. Mr. Bren has been Chairman of the Board of IACLLC since its formation. Mr. Bren has been Chairman of the Board of The Irvine Company since 1983. Mr. Bren is a member of the Board of Overseers of the University of California, Irvine, and is a member of the Board of Trustees of the California Institute of Technology, the Los Angeles County Museum of Art and the Orange County Museum of Art.

     MICHAEL D. MCKEE, 55. Mr. McKee has been a Director of IACLLC since its formation. Mr. McKee is Vice Chairman and Chief Financial Officer of The Irvine Company. Previously, Mr. McKee was Executive Vice President, Chief Financial Officer and Secretary of The Irvine Company since January 1997 and was Executive Vice President, Chief Legal Officer and Secretary of The Irvine Company from April 1994 to December 1996. Prior to joining The Irvine Company, Mr. McKee was the managing partner of the Orange County office of Latham & Watkins, an international law firm with which he was associated since 1979. Mr. McKee is a member of the Board of Directors of Mandalay Resort Group, Health Care Property Investors, Inc. and Realty Income Corporation.

     RICHARD G. SIM, 64. Mr. Sim has been a Director of IACLLC since its formation. Mr. Sim is Chairman of the Investment Properties Group. Previously, Mr. Sim was Executive Vice President, Investment Properties Group for The Irvine Company since 1992. Mr. Sim joined The Irvine Company in 1981 and has been a member of the Board of Directors of The Irvine Company since 1993. Mr. Sim is a member of the Board of Directors of the University of California, Irvine ("UCI") Foundation and is a past Chairman of UCI's CEO Roundtable.

     RAYMOND L. WATSON, 74. Mr. Watson has been a Director of IACLLC since its formation. Mr. Watson has been Vice Chairman of the Board of The Irvine Company since 1986. From 1973 to 1977, Mr. Watson was President and Chief Executive Officer of The Irvine Company and he has been a member of the Executive Committee of the Board of Directors of The Irvine Company since 1983. Mr. Watson is a member of the Board of Directors of The Walt Disney Company, where he is also Chairman of the Executive Committee.

EXECUTIVE OFFICERS OF IRVINE APARTMENT COMMUNITIES, L.P.

     The Partnership is managed by its sole general partner, IACLLC. The executive officers of IACLLC listed below perform policy making functions for the Partnership. The following sets forth certain information regarding such individuals as of February 23, 2001 and other positions held by them over the last five years:

                                                                                          YEARS
            NAME              AGE          PRESENT AND PRIOR POSITIONS HELD           POSITIONS HELD
            ----              ---          --------------------------------           --------------
Max L. Gardner..............  49     President of IACLLC                              2000 - Present
                                     Executive Vice President, Operations of
                                       IACLLC                                          1999 - 2000
                                     Senior Vice President, Western Region,
                                       AvalonBay Communities, Inc.                     1998 - 1999
                                     Executive Vice President and Chief Operating
                                       Officer, Bay Apartment Communities, Inc.        1995 - 1998
David A. Patty..............  50     Executive Vice President of Finance and
                                       Administration, Investment Properties
                                       Group, a division of The Irvine Company        2001 - Present
                                     Executive Vice President and Chief
                                       Administrative Officer of IACLLC               1999 - Present
                                     Senior Vice President and Chief Investment
                                       Officer, The Irvine Company                     1996 - 1999
                                     Senior Vice President, Investment Properties
                                       Group, a division of The Irvine Company         1995 - 1996

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Trust's Regular Trustee and beneficial owners of more than 10% of the Series A Preferred Securities of the Trust, to file initial reports of ownership and reports of changes in ownership with the SEC and the NYSE. Such persons are required by SEC regulations to furnish the Trust with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Trust, the Trust noted that no individual who, at any time during 2000, was a Regular Trustee or beneficial owner of more than 10% of the Series A Preferred Securities of the Trust failed to file the reports required by Section 16(a) of the Exchange Act on a timely basis. Mr. Bren filed a late Form 4 on August 11, 2000, reporting the following transactions: (i) the acquisition by a trust for which Mr. Bren is trustee of 273,996 shares of the Series A Preferred Securities of the Trust in seven transactions from September 14, 1999 to November 17, 1999; (ii) a sale by the trust for which Mr. Bren is trustee of 5,500 shares of the Series A Preferred Securities of the Trust on April 5, 2000; and (iii) the acquisition by Mr. Bren's spouse of 5,000 shares of the Series A Preferred Securities of the Trust on October 28, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     IACLLC, the sole general partner of the Partnership, owns all of the outstanding units of general partnership interest of the Partnership.

     Mr. Bren is the sole shareholder and Chairman of the Board of Directors of The Irvine Company, which owns all of the outstanding common limited partnership units of the Partnership and all of the outstanding membership interests in IACLLC, and therefore may be deemed to have beneficial ownership of the general and limited partnership units of the Partnership owned by IACLLC and The Irvine Company. Mr. Bren disclaims such beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH THE IRVINE COMPANY

     On June 7, 1999, IAC, Inc. was merged with and into IACLLC. As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership. At December 31, 2000, IACLLC had a 44.6% general partnership interest and The Irvine Company had a 55.4% common limited partnership interest in the Partnership.

     In conjunction with the Merger, the Partnership and The Irvine Company entered into a separate agreement whereby The Irvine Company agreed to fund certain construction cost overruns and net operating income shortfalls of the Partnership in connection with the development and operation of nine apartment projects which were under development at the time of the Merger. The Irvine Company is obligated to contribute to the Partnership an amount equal to the difference between the total costs incurred by the Partnership to complete the construction of the respective apartment project and the amount of the approved budget for such construction. There were no contributions for construction cost overruns made during 2000. In addition, The Irvine Company is obligated to contribute to the Partnership an amount equal to the difference between the approved budgeted pro forma stabilized net operating income of the respective apartment project and the net operating income earned by the Partnership from the operation of such property for a period of time not to exceed two years after the completion of such property. There were no contributions for net operating income shortfalls made during 2000.

     Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative service agreement covering services for information technology and other services totaling $318,000 for the year ended December 31, 2000. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. In addition, the Partnership incurred rent totaling $560,000 for the year ended December 31, 2000 related to leases with The Irvine Company that expire in 2003. IAMC incurred rent totaling $301,000 for the year ended December 31, 2000 related to a lease with The Irvine Company.

     The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $12.6 million in 2000. The aggregate amount incurred by the Partnership for such costs was $11.9 million in 2000.

     Included in accounts payable and accrued liabilities at December 31, 2000 is $1.2 million due to The Irvine Company. The amount represents a payable to The Irvine Company for the payment of a $2 million option related to one of the Partnership's properties and unpaid interest and information technology costs, net of amounts owed to the Partnership for general and administrative costs and other expenses incurred by the Partnership on behalf of The Irvine Company.

     Included in other assets at December 31, 2000 is approximately $11.2 million due from The Irvine Company. The amount represents a receivable of the Partnership for property taxes, general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

     Throughout 2000, The Irvine Company advanced to the Partnership amounts totaling $41.5 million. All advances during 2000 accrued interest at 5.75% and were repaid by the end of 2000. For the year ending December 31, 2000, the Partnership incurred approximately $572,000 of interest costs related to the advances.

     In October 2000, the Partnership and The Irvine Company entered into a Loan Agreement whereby the Partnership is the lender and The Irvine Company is the borrower. Borrowings under the Loan Agreement shall bear interest at a variable or fixed rate to be quoted by the Partnership, however, the rate shall not be lower than the applicable federal rate or the rate at which interest is paid to the Partnership on its overnight cash investments. The Irvine Company shall make monthly interest payments on each borrowing until the principal is repaid. The Loan Agreement expires in June 2003. As of December 31, 2000, there were no borrowings under the Loan Agreement.

     Two of the Partnership's apartment communities are financed by mortgage notes payable to The Irvine Company. These mortgage notes totaled $58.6 million at December 31, 2000. The mortgage notes are collateralized by all-inclusive trust deeds on each of the apartment communities financed. They bore a weighted average fixed interest rate of 6.14% at December 31, 2000, are fully amortizing and mature between 2003 and 2024. Interest incurred on the mortgage notes payable to The Irvine Company totaled $2.8 million for the year ended December 31, 2000. The mortgage notes payable to The Irvine Company "wrap around" secured first trust deed notes payable to third-party financial institutions. The secured first trust deed notes totaled $59.2 million as of December 31, 2000.

     The Partnership had a $125 million unsecured revolving credit facility that was amended in June 1999. The amended credit facility bore interest at LIBOR plus 0.65% or prime and was to mature in June 2001. The credit facility was terminated as of December 27, 2000. The Partnership had entered into letters of credit under the credit facility. In conjunction with the termination of the credit facility, the letters of credit under the credit facility were transferred to the credit facility of The Irvine Company. The Partnership continues to pay all fees related to the letters of credit transferred to The Irvine Company, as such letters of credit remain outstanding to secure obligations of the Partnership.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1 and 2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The financial statements and financial statement schedules listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report.

     (a)(3) EXHIBITS

     The Exhibit Index is included on pages 26 through 28 of this report.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.2      Purchase and Sale Agreement and Joint Escrow Instructions
          dated April 18, 1997 by and between Aoki Construction (CA)
          Co., Ltd. and the Partnership (incorporated by reference to
          Exhibit 2.1 of the Current Report on Form 8-K of the
          Partnership filed on August 6, 1997).
 3.1      Third Amended and Restated Agreement of Limited Partnership
          of Irvine Apartment Communities, L.P. dated June 9, 1999
          (incorporated by reference to Exhibit 3.1 of the Quarterly
          Report on Form 10-Q of the Partnership for the quarter ended
          September 30, 1999 (the "1999 Third Quarter Form 10-Q")).
 3.2      Designation Instrument dated January 20, 1998, relating to the Series A Preferred L.P. Units of the Partnership
          (incorporated by reference to Exhibit 3.6 of the Annual
          Report on Form 10-K of the Partnership for the year ended
          December 31, 1997 (the "1997 Form 10-K")).
 3.2.1    Designation Instrument dated November 12, 1998, relating to the Series B Preferred L.P. Units of the Partnership
          (incorporated by reference to Exhibit 3.6.1 of the Annual
          Report on Form 10-K of the Partnership for the year ended
          December 31, 1998 (the "1998 Form 10-K")).
 4.1      Indenture dated as of October 1, 1997 between the
          Partnership and First Trust of California, National
          Association, as Trustee (the "Trustee") (incorporated by
          reference to Exhibit 4.1 of the Current Report on Form 8-K of the Partnership filed on October 1, 1997 (the "October
          1997 Form 8-K")).
 4.2      Supplemental Indenture No. 1 dated as of October 1, 1997,
          relating to the Partnership's 7% Notes due 2007, between the
          Partnership and the Trustee (incorporated by reference to
          Exhibit 4.2 of the October 1997 Form 8-K).
 4.3      Form of Series A Trust Preferred Security (included in
          Exhibit 4.5).
 4.4      Amended and Restated Declaration of Trust dated January 20,
          1998 of IAC Capital Trust (incorporated by reference to
          Exhibit 4.4 of the 1997 Form 10-K).
 4.5      Certificate of Terms dated January 20, 1998 Relating to
          Series A Preferred Securities of IAC Capital Trust
          (incorporated by reference to Exhibit 4.5 of the 1997 Form
          10-K).
10.1      Purchase and Sale Agreement and Joint Escrow Instructions
          dated April 18, 1997 by and between Aoki Construction (CA)
          Co., Ltd. and the Partnership (see Exhibit 2.2).
10.2      Lease Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of the Partnership for the
          year ended December 31, 1993 (the "1993 Form 10-K")).
10.3      Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of the 1993 Form 10-K).
10.3.1    Amendment and Extension to the Administrative Services
          Agreement (incorporated by reference to Exhibit 10.5.1 of
          the Annual Report on Form 10-K of the Company for the year ended December 31, 1994).
10.3.2    Amendment No. 4 to the Administrative Services Agreement
          (incorporated by reference to Exhibit 10.5.4 of the
          Quarterly Report on Form 10-Q of the Partnership and the
          Trust for the quarter ended June 30, 1998 (the "1998 Second
          Quarter Form 10-Q")).
10.4      Contribution Agreement and Escrow Instructions Agreement
          (incorporated by reference to Exhibit 10.7 of the 1993 Form
          10-K).
10.5      Irrevocable Trust Agreement (incorporated by reference to
          Exhibit 10.10 of the 1993 Form 10-K).
10.6      First Amended and Restated Revolving Credit Agreement dated as of June 7, 1999 (incorporated by reference to Exhibit
          10.1 of the Quarterly Report on Form 10-Q of the Partnership
          for the quarter ended June 30, 1999 (the "1999 Second
          Quarter Form 10-Q")).
10.7      Amended and Restated Partnership Agreement of Irvine
          Apartment Management Company dated January 1, 2000 by and
          between Apartment Management Company, LLC and Western
          National Securities d/b/a Western National Property
          Management ("WNPM") (incorporated by reference to Exhibit
          10.7 of the Annual Report on Form 10-K of the Partnership
          for the year ended December 31, 1999 (the "1999 Form
          10-K")).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.8      Amended and Restated Management Agreement dated as of
          January 1, 2000 by and between the Partnership and Irvine
          Apartment Management Company (incorporated by reference to
          Exhibit 10.8 of the 1999 Form 10-K).
10.8.1    Amendment One to Amended and Restated Management Agreement
          dated July 1, 2000 by and between the Partnership and Irvine
          Apartment Management Company.
10.9      Guaranty dated as of March 12, 1998 by the Partnership in
          favor of WNPM and the WNPM Indemnities (as defined in
          Exhibit 10.17 hereto) (incorporated by reference to Exhibit
          10.19 of the Quarterly Report on Form 10-Q of the
          Partnership for the quarter ended March 31, 1998 (the "1998
          First Quarter Form 10-Q")).
10.10     Purchase and Sale Agreement dated as of January 1, 2000 by and between WNPM and Apartment Management Company, LLC
          (incorporated by reference to Exhibit 10.10 of the 1999 Form
          10-K).
10.11     Amended and Restated Unsecured Loan Agreement dated as of
          June 7, 1999 by and among the Partnership, the Banks listed therein, Wells Fargo Bank, N.A., as Co-Arranger and
          Administrative Agent, and U.S. Bank National Association, as
          Co-Arranger (incorporated by reference to Exhibit 10.2 of
          the 1999 Second Quarter Form 10-Q).
10.12     Loan Agreement by and between California Statewide
          Communities Development Authority and the Partnership dated as of May 15, 1998 (incorporated by reference to Exhibit
          10.24 of the 1998 Form 10-K).
10.13     Indenture of Trust by and between California Statewide
          Communities Development Authority and U.S. Bank Trust
          National Association, as Trustee dated as of May 15, 1998
          securing $334,190,000 California Statewide Communities
          Development Authority Apartment Development Revenue
          Refunding Bonds, Series 1998A (Irvine Apartment Communities,
          L.P.) (incorporated by reference to Exhibit 10.25 of the
          1998 Form 10-K).
10.14     First Supplemental Indenture of Trust by and between
          California Statewide Communities Development Authority and
          U.S. Bank Trust National Association, as Trustee dated as of
          June 11, 1998 ($334,190,000 California Statewide Communities
          Development Authority Apartment Development Revenue
          Refunding Bonds, Series 1995A) (incorporated by reference to
          Exhibit 10.26 of the 1998 Form 10-K).
10.15     Registration Rights Agreement dated as of November 12, 1998 by and among the Partnership and the Trust and Greene Street
          1998 Exchange Fund, L.P. (incorporated by reference to
          Exhibit 10.27 of the 1998 Form 10-K).
10.16     Letter dated June 8, 1999 regarding the Funding Agreement
          between The Irvine Company and the Partnership (incorporated by reference to Exhibit 10.16 of the 1999 Form 10-K).
10.17     Loan Agreement dated October 24, 2000 by and between the
          Partnership and The Irvine Company.
21.1      Subsidiaries of the Partnership (incorporated by reference to Exhibit 21.2 of the 1997 Form 10-K).
21.2      Subsidiaries of the Trust (none).
24        Power of Attorney (included in signature page of this
          Report).

     (b) REPORTS ON FORM 8-K

     The Partnership did not file any reports on Form 8-K during the fourth quarter of 2000.

     The Trust did not file any reports on Form 8-K during the fourth quarter of 2000.

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

                                          IRVINE APARTMENT COMMUNITIES, L.P.

                                          By: Irvine Apartment Communities LLC
                                            its sole general partner

Date: March 26, 2001                      By:      /s/ MICHAEL D. MCKEE
                                             -----------------------------------
                                                      Michael D. McKee
                                               Vice Chairman, Chief Financial
                                                            Officer
                                                        and Secretary

                                          IAC CAPITAL TRUST

Date: March 26, 2001                      By:      /s/ DAVID A. PATTY
                                            ------------------------------------
                                                       David A. Patty
                                                      Regular Trustee

     The undersigned hereby constitute and appoint Michael D. McKee and David A. Patty, and each of them, their true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them and in their names, places and steads, in any and all capacities, to sign the Annual Report on Form 10-K of Irvine Apartment Communities, L.P. and of IAC Capital Trust for the fiscal year ending December 31, 2000 and all amendments to such Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform to all intents and purposes as they might or could do in person, hereby ratifying all that said attorneys-in-fact and agents, each acting alone, or their substitutes, may lawfully do or cause to be done by virtue thereof.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ MAX L. GARDNER                          President of IACLLC        March 26, 2001
-----------------------------------------------------   (Principal Executive Officer)
                   Max L. Gardner

                 /s/ DAVID A. PATTY                     Executive Vice President and    March 26, 2001
-----------------------------------------------------  Chief Administrative Officer of
                   David A. Patty                        IACLLC (Principal Financial
                                                            Officer and Principal
                                                             Accounting Officer)

                   /s/ DONALD BREN                           Director of IACLLC         March 26, 2001
-----------------------------------------------------
                     Donald Bren

                /s/ MICHAEL D. MCKEE                         Director of IACLLC         March 26, 2001
-----------------------------------------------------
                  Michael D. McKee

                 /s/ RICHARD G. SIM                          Director of IACLLC         March 26, 2001
-----------------------------------------------------
                   Richard G. Sim

                /s/ RAYMOND L. WATSON                        Director of IACLLC         March 26, 2001
-----------------------------------------------------
                  Raymond L. Watson

                       IRVINE APARTMENT COMMUNITIES, L.P.
                               IAC CAPITAL TRUST

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
IRVINE APARTMENT COMMUNITIES, L.P.
  Consolidated Balance Sheets...............................   F-2
  Consolidated Statements of Operations.....................   F-3
  Consolidated Statements of Changes in Partners' Capital...   F-4
  Consolidated Statements of Cash Flows.....................   F-5
  Notes to Consolidated Financial Statements................   F-6
  Schedule III -- Consolidated Real Estate and Accumulated
     Depreciation...........................................  F-16
  Report of Independent Auditors............................  F-19
IAC CAPITAL TRUST
  Balance Sheets............................................  F-20
  Statements of Operations and Equity.......................  F-21
  Statements of Cash Flows..................................  F-22
  Notes to Financial Statements.............................  F-23
  Report of Independent Auditors............................  F-24

                       IRVINE APARTMENT COMMUNITIES, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
                                        ASSETS
Real estate assets, at cost
  Land......................................................  $  435,107    $  417,196
  Buildings and improvements................................   1,823,245     1,709,377
                                                              ----------    ----------
                                                               2,258,352     2,126,573
  Accumulated depreciation..................................    (380,698)     (325,229)
                                                              ----------    ----------
                                                               1,877,654     1,801,344
  Under development, including land.........................     164,153       161,435
                                                              ----------    ----------
                                                               2,041,807     1,962,779
Cash and cash equivalents...................................      97,406        13,834
Restricted cash.............................................       2,229         1,944
Deferred financing costs, net...............................      11,787        11,732
Other assets................................................      25,356        36,235
                                                              ----------    ----------
                                                              $2,178,585    $2,026,524
                                                              ==========    ==========

                                     LIABILITIES

Mortgages and notes payable.................................  $1,070,892    $  864,602
Accounts payable and accrued liabilities....................      46,101        45,554
Security deposits...........................................      12,446        10,598
                                                              ----------    ----------
                                                               1,129,439       920,754
                                                              ----------    ----------
REDEEMABLE PREFERRED INTERESTS
Redeemable Series A preferred limited partner units, 6,000
  preferred partnership units outstanding at December 31,
  2000 and 1999.............................................     144,212       144,149
Redeemable Series B preferred limited partner units, 2,000
  preferred partnership units outstanding at December 31,
  2000 and 1999.............................................      48,714        48,700
                                                              ----------    ----------
                                                                 192,926       192,849
                                                              ----------    ----------
PARTNERS' CAPITAL
General Partner, 20,176 common partnership units outstanding
  at December 31, 2000 and 1999.............................     657,009       682,315
Common Limited Partner(s), 25,027 common partnership units
  outstanding at December 31, 2000 and 1999.................     199,211       230,606
                                                              ----------    ----------
                                                                 856,220       912,921
                                                              ----------    ----------
                                                              $2,178,585    $2,026,524
                                                              ==========    ==========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
REVENUES
Rental income...............................................  $280,334    $243,890    $213,296
Other income................................................     9,400       7,111       6,077
Interest income.............................................     4,361       2,414       1,464
                                                              --------    --------    --------
                                                               294,095     253,415     220,837
                                                              --------    --------    --------

EXPENSES
Property expenses...........................................    67,052      54,218      49,398
Real estate taxes...........................................    21,253      19,544      17,209
Interest expense, net.......................................    54,693      35,686      29,764
Depreciation and amortization...............................    56,640      44,441      33,802
General and administrative..................................     9,953      13,875       9,352
Loss on settlement of unused treasury locks.................                             7,763
                                                              --------    --------    --------
                                                               209,591     167,764     147,288
                                                              --------    --------    --------
Income before extraordinary item and redeemable preferred
  interests.................................................    84,504      85,651      73,549
Extraordinary item related to debt extinguishment...........                           (42,451)
                                                              --------    --------    --------
Income before redeemable preferred interests................    84,504      85,651      31,098
Redeemable preferred interests..............................    16,750      16,750      12,317
                                                              ========    ========    ========
Net Income..................................................  $ 67,754    $ 68,901    $ 18,781
                                                              ========    ========    ========

ALLOCATION OF NET INCOME
General Partner.............................................  $ 30,243    $ 30,752    $  8,356
Common Limited Partner(s)...................................  $ 37,511    $ 38,149    $ 10,425
                                                              ========    ========    ========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                     IRVINE APARTMENT
                                 IRVINE APARTMENT    COMMUNITIES, INC.
                                 COMMUNITIES LLC       (PREDECESSOR)      LIMITED PARTNER(S)      TOTAL
                                 ----------------    -----------------    ------------------    ---------
                                                              (IN THOUSANDS)
PARTNERS' CAPITAL
Balance at January 1, 1998.....                          $ 210,920             $210,307         $ 421,227
  Net Income...................                              8,356               10,425            18,781
  Contributions................                              7,011                3,047            10,058
  Distributions................                            (30,429)             (37,958)          (68,387)
                                     --------            ---------             --------         ---------
Balance at December 31, 1998...                          $ 195,858             $185,821         $ 381,679
                                     ========            =========             ========         =========
  Net Income...................      $ 16,595            $  14,157             $ 38,149         $  68,901
  Contributions................                                394                                    394
  Distributions................       (14,462)              (7,768)             (27,574)          (49,804)
  Merger Transaction (Note
     7)........................       680,182             (202,641)              34,210           511,751
                                     --------            ---------             --------         ---------
Balance at December 31, 1999...      $682,315            $      --             $230,606         $ 912,921
                                     ========            =========             ========         =========
  Net Income...................      $ 30,243                                  $ 37,511         $  67,754
  Distributions................       (55,549)                                  (68,906)         (124,455)
                                     --------            ---------             --------         ---------
Balance at December 31, 2000...      $657,009                                  $199,211         $ 856,220
                                     ========            =========             ========         =========
COMMON PARTNERSHIP UNITS
  OUTSTANDING
Balance at January 1, 1998.....                             19,901               24,919            44,820
  Additional common partnership
     units issued..............                                263                  108               371
                                     --------            ---------             --------         ---------
Balance at December 31, 1998...                             20,164               25,027            45,191
                                     ========            =========             ========         =========
  Additional common partnership
     units issued..............                                 12                                     12
  Merger Transaction (Note
     7)........................        20,176              (20,176)
                                     --------            ---------             --------         ---------
Balance at December 31, 1999...        20,176                   --               25,027            45,203
                                     ========            =========             ========         =========
Balance at December 31, 2000...        20,176                                    25,027            45,203
                                     ========            =========             ========         =========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................  $  67,754    $  68,901    $  18,781
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Write-off of deferred financing costs.................                                8,314
  Amortization of deferred financing costs..............      1,866        1,879        1,942
  Depreciation and amortization.........................     56,640       44,441       33,802
  Redeemable preferred interests........................     16,750       16,750       12,317
  Increase (decrease) in cash attributable to changes in
     operating assets and liabilities:
     Restricted cash....................................       (285)        (291)        (189)
     Other assets.......................................      9,784       (2,070)       2,330
     Accounts payable and accrued liabilities...........       (852)      10,096        4,725
     Security deposits..................................      1,848        1,131        1,769
                                                          ---------    ---------    ---------
          Net Cash Provided by Operating Activities.....    153,505      140,837       83,791
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets....     (2,253)      (6,495)      (5,883)
Capital investments in real estate assets...............   (130,778)    (146,367)    (225,844)
                                                          ---------    ---------    ---------
          Net Cash Used in Investing Activities.........   (133,031)    (152,862)    (231,727)
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable...............    249,725      193,293      584,190
Payments on mortgages and notes payable.................    (43,501)    (104,316)    (554,493)
Advances from affiliate.................................     41,501       71,700
Payment to affiliate....................................    (41,501)     (71,700)
Additions to deferred financing costs...................     (1,921)      (1,452)      (3,336)
Net proceeds from issuance of redeemable preferred
  limited partner units.................................                              192,725
Distributions to redeemable preferred limited partner
  unit holders..........................................    (16,750)     (16,750)     (12,317)
Contributions from partners.............................                                9,818
Distributions to partners...............................   (124,455)     (49,804)     (68,387)
                                                          ---------    ---------    ---------
          Net Cash Provided by Financing Activities.....     63,098       20,971      148,200
                                                          ---------    ---------    ---------
Net Increase in Cash and Cash Equivalents...............     83,572        8,946          264
Cash and Cash Equivalents at Beginning of Year..........     13,834        4,888        4,624
                                                          ---------    ---------    ---------
Cash and Cash Equivalents at End of Year................  $  97,406    $  13,834    $   4,888
                                                          =========    =========    =========
Supplemental Disclosure of Cash Flow Information
  Interest paid, net of amounts capitalized.............  $  50,522    $  33,183    $  26,950
  Tax-exempt debt assumed...............................                            $  18,000
                                                          =========    =========    =========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     Irvine Apartment Communities, L.P. (the "Partnership"), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. ("IAC, Inc.") obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the "Acquiror"), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the "Merger"), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC ("IACLLC"). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership. The Partnership's management and operating decisions are under the unilateral control of IACLLC. All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC. At December 31, 2000, IACLLC had a 44.6% general partnership interest in the Partnership and The Irvine Company had a 55.4% common limited partnership interest in the Partnership.

     The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. As of December 31, 2000, the Partnership owned 65 apartment communities representing 17,941 operating apartment units and 1,540 apartment units under construction or development (collectively, the "Properties"). In March 1998, the Partnership and Western National Property Management ("WNPM") announced the formation of a strategic alliance that, in April 1998, assumed all property management responsibilities for the Partnership's Southern California portfolio. Effective January 1, 1999, the property management responsibilities of the new entity, Irvine Apartment Management Company ("IAMC"), were expanded to include the Partnership's entire portfolio. On January 1, 2000, the partnership agreement of IAMC was amended and restated whereby IAMC is owned 75% by the Partnership and 25% by WNPM.

     IAC Capital Trust (the "Trust"), a Delaware business trust, was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the Partnership. The Trust exists for the sole purpose of issuing redeemable preferred securities and investing the proceeds thereof in preferred limited partner units of the Partnership.

     Profits and losses of the Partnership are generally allocated to the general partner and the common limited partner based on their respective ownership interests in the Partnership. The holders of the Series A redeemable preferred limited partner units and redeemable preferred securities are entitled to distributions/dividends at an annual rate of 8 1/4% of the stated value per unit/security. The stated value of each unit/security is $25. The holders of the Series B redeemable preferred limited partner units are entitled to distributions at an annual rate of 8 3/4% of the stated value per unit. The stated value of each unit is $25.

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

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2000 and 1999, and the revenues and expenses for the three years ended December 31, 2000. Actual results could differ from those estimates.

                       IRVINE APARTMENT COMMUNITIES, L.P.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Real Estate Assets and Depreciation: Real estate assets, which are held as long-term investments, are stated at cost less accumulated depreciation. Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets, on a property-by-property basis, are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. As of December 31, 2000, no impairment losses have been recorded. Land and infrastructure costs are allocated to properties based on relative fair value. Costs related to the development and construction of properties are capitalized as incurred. Interest and property taxes are capitalized to apartment communities which are under active development. When a building within a community under construction is completed and held available for occupancy, the related costs are expensed.

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

     Deferred Financing Costs: Costs incurred in obtaining long-term financing or costs to buy down or hedge interest costs are deferred and amortized over the term of the related debt agreements using the effective interest method. Unamortized financing costs are written-off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $12.6 million and $10.7 million at December 31, 2000 and 1999, respectively.

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

     The Partnership evaluates performance and allocates resources primarily based on the net operating income ("NOI") of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $201.4 million, $177.2 million and $152.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. All other segment measurements are disclosed in the Partnership's consolidated financial statements.

                       IRVINE APARTMENT COMMUNITIES, L.P.

     All revenues are from external customers and there are no revenues from transactions with other segments. There are no tenants which contributed 10% or more of the total revenues during 2000, 1999 or 1998. Interest expense on debt is not allocated to individual apartment communities, even if such debt is secured by the apartment communities. There is no provision for income taxes as the Partnership's taxable income is reported by each of its partners.

     New Accounting Pronouncement: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"), as amended by Statement No. 137 and Statement No. 138, which is required to be adopted for fiscal years beginning after June 15, 2000. Statement No. 133 will require the Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not currently believe that the implementation of Statement No. 133 will have a material impact on the Partnership 's results of operations or financial position.

     Reclassifications: Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with financial statement presentations in 2000.

NOTE 3 -- MORTGAGES AND NOTES PAYABLE

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

     In September 1999, the Partnership completed a $32 million offering of tax-exempt mortgage bond financings (the "Bonds") for the construction of two apartment buildings comprising of 201 units (the "Project") at the Partnership's Villa Siena property. The Bonds represent loans payable that are collateralized by a deed of trust granting a security interest in the Project. Payment of principal and interest on the Bonds is secured by an irrevocable letter of credit issued by Bank of America, National Association. As a result, the Bonds were assigned the ratings of AA-/A1+, Aa1/P1 and AA/F1+ from Standard & Poor's, Moody's and Fitch IBCA, respectively. Monthly principal and interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The Bonds bear interest at a weekly-remarketed tax-exempt rate and are due September 2029. The Bonds had an average floating interest rate inclusive of fees of 5.11% in December 2000. As of December 31, 2000, the Partnership has received proceeds of $30.1 million that represents land, transaction and development costs related to the Project. The remaining $1.9 million of proceeds (included as a receivable in other assets) is held by a trustee and will be funded for construction of the Project as costs are incurred.

     Conventional Mortgage Financings: Conventional mortgages are collateralized by apartment communities having a net book value of $572.4 million as of December 31, 2000. The mortgages are generally due in monthly installments and mature at various dates through 2018. Prior to the initial public offering (the "Offering") of IAC, Inc. in 1993, interest rates on eleven of the conventional mortgages were fixed at rates which ranged from 7.75% to 9.63%, with a weighted average rate of 8.69%. In connection with the Offering, the interest rates on these mortgages were adjusted to market rates for specified periods of time and currently range from 6.15% to 8.50%. The interest reduction periods expire prior to the loan maturity dates and the remaining interest reduction periods range from 2002 to 2008.

                       IRVINE APARTMENT COMMUNITIES, L.P.

     In September 1999, the Partnership obtained $115 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by three of the Partnership's apartment communities. The financing is due in monthly installments of principal and interest, bears interest at a fixed rate of 7.37% and matures in September 2010. Proceeds from the financing were used to repay the advances from affiliate (see Note 8) and for general construction purposes.

     In October 1999, the Partnership obtained $70 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by three of the Partnership's apartment communities. The financing is due in monthly installments of principal and interest, bears interest at a fixed rate of 7.15% and matures in October 2009. Proceeds from the financing were used to repay the unsecured term loan and for general construction purposes.

     In February 2000, the Partnership obtained $78.5 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by two of the Partnership's apartment communities. The financing is due in monthly installments of principal and interest, bears interest at a fixed rate of 7.29% and matures in November 2010. Proceeds from the financing were used for the repayment of certain conventional mortgages and for general construction purposes.

     During the second quarter of 2000, the Partnership repaid the conventional mortgages securing the Promontory Point and San Paulo apartment communities.

     In July 2000, the Partnership obtained $26 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by one of the Partnership's apartment communities. The financing is due in monthly installments of principal and interest, bears interest at a fixed rate of 7.5% and matures in August 2011. Proceeds from the financing were used for general construction purposes.

     In October 2000, the Partnership obtained $112.6 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by three of the Partnership's apartment communities. The financing is due in monthly installments of principal and interest, bears interest at a fixed rate of 7.95% and matures in November 2011. Proceeds from the financing were used for general construction purposes.

     In December 2000, the Partnership obtained an additional $21.7 million of conventional mortgage financing on five of the Partnership's apartment communities from a financial institution. The additional financing is due in monthly installments of principal and interest, bears interest at a fixed rate of 7.88% and matures in July 2008. Proceeds from the additional financing were used for general construction purposes.

     As of December 31, 2000, the weighted average interest rate for all the conventional mortgages was 7.50%. Including the amortization of deferred financing costs, the all-in interest rate was 7.78%.

     Mortgage Notes Payable to The Irvine Company: Two of the Partnership's apartment communities are financed by mortgage notes payable to The Irvine Company. In December 2000, the Partnership obtained an additional $11 million mortgage financing payable to The Irvine Company which is secured by one of the apartment communities. These mortgage notes totaled $58.6 million and $48.6 million at December 31, 2000 and 1999, respectively. The mortgage notes are collateralized by all-inclusive trust deeds on each of the apartment communities financed. They bore a weighted average fixed interest rate of 6.14% at December 31, 2000, are fully amortizing and mature between 2003 and 2024. Interest incurred on the mortgage notes payable to The Irvine Company totaled $2.8 million, $2.8 million and $2.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The mortgage notes payable to The Irvine Company "wrap around" secured first trust deed notes payable to third-party financial institutions. The secured first trust deed notes totaled $59.2 million and $49.1 million as of December 31, 2000 and 1999, respectively.

     Tax-Exempt Assessment District Debt: In connection with the Offering, the Partnership assumed certain tax-exempt assessment district debt of the predecessor entity. In conjunction with the purchase of land, the Partnership assumed $2.8 million in 1996 in tax-exempt assessment district debt. Tax-exempt assessment

                       IRVINE APARTMENT COMMUNITIES, L.P.

district debt represents debt issued by municipal government authorities to finance the construction of infrastructure and improvements. The debt obligations are repaid by the Partnership through assessments.

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

     Unsecured Notes Payable: In May 1997, the Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. In October 1997, the Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes pursuant to its shelf registration statement. The notes are due on October 1, 2007. Net proceeds from the offering of $97.9 million were used to repay indebtedness under the Partnership's line of credit. The Partnership was in compliance with all covenant requirements at December 31, 2000. In June 1999, the Partnership cancelled the remaining availability of $250 million under the shelf registration statement, including the Prospectus Supplement dated April 9, 1998 filed for the future issuance of Medium-Term Notes. The Partnership no longer plans to issue additional securities under the shelf registration statement.

     Unsecured Line of Credit: The Partnership had a $125 million unsecured revolving credit facility that was amended in June 1999. The amended credit facility bore interest at LIBOR plus 0.65% or prime and was to mature in June 2001. The credit facility was terminated as of December 27, 2000. The Partnership had entered into letters of credit under the credit facility. In conjunction with the termination of the credit facility, the letters of credit under the credit facility were transferred to the credit facility of The Irvine Company. The Partnership continues to pay all fees related to the letters of credit transferred to The Irvine Company, as such letters of credit remain outstanding to secure obligations of the Partnership.

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

     Capitalized Interest: The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. The average qualifying asset balance for projects under development was approximately $80.8 million, $182.7 million and $156.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Interest capitalized was $6.2 million, $14.4 million and $12.3 million in 2000, 1999 and 1998, respectively. Interest incurred totaled $60.9 million, $50.1 million and $42.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                       IRVINE APARTMENT COMMUNITIES, L.P.

     Other Matters: Mortgages and notes payable totaling $587.3 million are subject to prepayment penalties at December 31, 2000.

MORTGAGES AND NOTES PAYABLE AT DECEMBER 31, 2000

                                                                   EXPIRATION OF
                                         OUTSTANDING   EFFECTIVE   INTEREST RATE   INTEREST RATE
                                          PRINCIPAL    INTEREST      REDUCTION         AFTER       MATURITY
             TYPE OF DEBT                  BALANCE       RATE         PERIOD          STEP-UP        DATE
             ------------                -----------   ---------   -------------   -------------   --------
                                                               (DOLLARS IN THOUSANDS)
TAX-EXEMPT MORTGAGE BOND FINANCINGS....  $   50,038      5.16%                                       1/28
Conventional mortgage financings:
  Amherst Court........................      11,082      7.15%                                      11/09
  Baypointe............................      42,550      7.95%                                      11/11
  Bayport..............................       4,519      6.91%         7/08            9.25%         7/18
  Bayport..............................       4,133      7.88%                                       7/08
  Bayview..............................       3,261      6.91%         7/08            9.25%         7/18
  Bayview..............................       4,133      7.88%                                       7/08
  Baywood..............................      19,490      6.91%         7/08            9.25%         7/18
  Baywood..............................       4,134      7.88%                                       7/08
  Deerfield Phase I....................       6,913      6.57%         7/02            8.90%         7/08
  Deerfield Phase I....................       5,250      7.88%                                       7/08
  Mariner Square.......................       5,205      8.50%                                       8/08
  Newport Ridge........................      63,042      7.37%                                      10/10
  Parkwood.............................      11,665      8.50%                                       7/08
  Rancho Maderas.......................      25,922      7.50%                                       8/11
  Rancho Mariposa......................      11,749      7.75%                                       6/03
  Rancho Monterey......................      36,503      7.29%                                      11/10
  Rancho Santa Fe......................      42,875      7.95%                                      11/11
  San Carlo............................      33,030      7.15%                                      11/09
  San Mateo............................      22,448      7.37%                                      10/10
  Santa Clara..........................      41,152      7.29%                                      11/10
  Santa Maria..........................      24,751      7.15%                                      11/09
  Sierra Vista.........................      28,233      7.37%                                      10/10
  The Parklands........................       4,709      6.15%                                       4/04
  Turtle Rock Canyon...................      27,150      7.95%                                      11/11
  Turtle Rock Vista....................      12,370      8.50%                                       7/08
  Woodbridge Pines.....................       7,872      6.91%         9/08            9.25%         8/18
  Woodbridge Pines.....................       4,000      7.88%                                       7/08
                                         ----------      ----
                                            508,141      7.50%                                       4/09
                                         ----------      ----
Mortgage notes payable to The Irvine
  Company:
  Park West............................      32,410      5.75%                                       7/24
  Rancho San Joaquin...................      11,000      7.81%                                       8/03
  Rancho San Joaquin...................      15,190      5.75%                                       1/15
                                         ----------      ----
                                             58,600      6.14%                                       1/18
                                         ----------      ----
Tax-exempt assessment district debt:
  Fixed rate...........................       4,777      6.29%                                       7/17
  Variable rate........................      15,737      4.75%                                       9/18
                                         ----------      ----
                                             20,515      5.11%                                       4/18
                                         ----------      ----
Unsecured tax-exempt bond financings...     334,190      4.93%                                      10/09
                                         ----------      ----
Unsecured notes payable................      99,408      7.10%                                      10/07
                                         ----------      ----
          Total/weighted average.......  $1,070,892      6.43%                                      10/10
                                         ==========      ====

                       IRVINE APARTMENT COMMUNITIES, L.P.

SCHEDULED PRINCIPAL AMORTIZATION: MORTGAGES AND NOTES PAYABLE AT DECEMBER 31,
2000

                                                              YEAR OF MATURITY
                                         -----------------------------------------------------------
             TYPE OF DEBT                 2001      2002     2003      2004      2005     THEREAFTER     TOTAL
             ------------                -------   ------   -------   -------   -------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Tax-exempt mortgage bond financings....                                                    $ 50,038    $   50,038
Conventional mortgage financings.......  $25,801   $6,630   $18,682   $11,228   $ 8,640     437,160       508,141
Mortgage notes payable to The Irvine
  Company..............................      968    1,075     1,138     1,267     1,470      52,682        58,600
Tax-exempt assessment district debt....      402      636       695       723       767      17,292        20,515
Unsecured tax-exempt bond financings...                                                     334,190       334,190
Unsecured notes payable................                                                      99,408        99,408
                                         -------   ------   -------   -------   -------    --------    ----------
         Totals........................  $27,171   $8,341   $20,515   $13,218   $10,877    $990,770    $1,070,892
                                         -------   ------   -------   -------   -------    --------    ----------
Percentage of debt.....................     2.6%     0.8%      1.9%      1.2%      1.0%       92.5%        100.0%
                                         -------   ------   -------   -------   -------    --------    ----------

NOTE 4 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for financial instruments approximate their fair value except as discussed below. The fair values of the conventional mortgage financings and the mortgage notes payable to The Irvine Company are estimated using discounted cash flow analyses and the Partnership's current estimated borrowing rates for similar types of borrowing arrangements. The interest rate used in the fair value calculation ranges from 6.7% to 8.0% based on the terms of the loan. As of December 31, 2000, the fair values of the conventional mortgage financings and the mortgage notes payable to The Irvine Company were $523.0 million and $50.7 million, respectively. The fair values of the unsecured notes payable and unsecured tax-exempt bond financings based on prevailing interest rates at December 31, 2000 were $96.4 million and $327.0 million, respectively.

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

NOTE 6 -- PARTNERS' CAPITAL

RECONCILIATION OF COMMON PARTNERSHIP UNITS OUTSTANDING

                                                      FOR THE YEAR ENDED
                                                      DECEMBER 31, 2000               FOR THE YEAR ENDED DECEMBER 31, 1999
                                                 ----------------------------   -------------------------------------------------
                                                                                                     THE IRVINE
                                                                                                       COMPANY
                                                                                                     AND CERTAIN
                                                          THE IRVINE                                   OF ITS
                                                 IACLLC    COMPANY     TOTAL    IACLLC   IAC, INC.   AFFILIATES    OTHER   TOTAL
                                                 ------   ----------   ------   ------   ---------   -----------   -----   ------
                                                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
Balance at beginning of period.................  20,176     25,027     45,203              20,164      24,952        75    45,191
Stock options exercised and awards issued......                                                12                              12
Merger Transaction (Note 7)....................                                 20,176    (20,176)         75       (75)
Balance at end of period.......................  20,176     25,027     45,203   20,176                 25,027              45,203
                                                 ------     ------     ------   ------    -------      ------       ---    ------
Ownership interest at end of period............   44.6%       55.4%       100%   44.6%                   55.4%                100%
                                                 ------     ------     ------   ------    -------      ------       ---    ------

                       IRVINE APARTMENT COMMUNITIES, L.P.

NET INCOME ALLOCATION

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000        1999        1998
                                                        --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
Limited Partners:
  Income allocated to The Irvine Company (and certain
     of its affiliates) based on their ownership
     interest.........................................  $37,511     $38,096     $10,394
  Income allocated to others based on their ownership
     interest.........................................                   53          31
                                                        -------     -------     -------
                                                        $37,511      38,149      10,425
                                                        =======     =======     =======
General Partner:
  Income allocated to IAC, Inc. based on its ownership
     interest.........................................               14,157       8,356
  Income allocated to IACLLC based on its ownership
     interest.........................................   30,243      16,595
                                                        -------     -------     -------
                                                         30,243      30,752       8,356
                                                        -------     -------     -------
Net Income............................................  $67,754     $68,901     $18,781
                                                        =======     =======     =======

     Stonecrest Village Company, LLC ("SVC"), which owned a 0.68% common limited partnership interest in the Partnership as of March 31, 2000, was owned by California Pacific Homes ("CPH"), an affiliated entity of The Irvine Company. Effective April 1, 2000, Mr. Bren, the 100% owner of The Irvine Company and also the 100% owner of CPH, contributed his ownership of CPH to The Irvine Company. As a result of this contribution of CPH and, accordingly, CPH's 0.68% common limited partnership interest in the Partnership, The Irvine Company owns all the outstanding common limited partnership interests of the Partnership.

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

     Also in conjunction with the Merger, the Partnership and The Irvine Company entered into a separate agreement whereby The Irvine Company agreed to fund certain construction cost overruns and net operating income shortfalls of the Partnership in connection with the development and operation of nine apartment projects which were under development at the time of the Merger. The Irvine Company is obligated to contribute to the Partnership an amount equal to the difference between the total costs incurred by the

                       IRVINE APARTMENT COMMUNITIES, L.P.

Partnership to complete the construction of the respective apartment project and the amount of the approved budget for such construction. There were no contributions for construction cost overruns made during 2000 or 1999. In addition, The Irvine Company is obligated to contribute to the Partnership an amount equal to the difference between the approved budgeted pro forma stabilized net operating income of the respective apartment project and the net operating income earned by the Partnership from the operation of such property for a period of time not to exceed two years after the completion of such property. There were no contributions for net operating income shortfalls made during 2000 or 1999.

NOTE 8 -- CERTAIN TRANSACTIONS WITH RELATED PARTIES

     Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative service agreement covering services for information technology and other services totaling $318,000 for the year ended December 31, 2000. The amounts for the corresponding periods in 1999 and 1998 were $99,000 and $185,000, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. In addition, the Partnership incurred rent totaling $560,000, $556,000 and $447,000 for the years ended December 31, 2000, 1999 and 1998, respectively, related to leases with The Irvine Company that expire in 2003. IAMC incurred rent totaling $301,000, $203,000 and $156,000 for the years ended December 31, 2000, 1999 and 1998, respectively, related to a lease with The Irvine Company. For the year ended December 31, 1998, The Irvine Company contributed $3.8 million in connection with stock issuances under the dividend reinvestment and additional cash investment plan. The Irvine Company made no contributions under the dividend reinvestment and additional cash investment plan in 2000 or 1999.

     The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $12.6 million and $6.6 million for the years ended December 31, 2000 and 1999, respectively. The aggregate amount incurred by the Partnership for such costs was $11.9 million and $6.9 million for the years ending December 2000 and 1999, respectively.

     Subsequent to the Merger, all preacquisition project costs which had been incurred by the Partnership related to future development sites were transferred at book value to The Irvine Company for the development and eventual operation of the sites. In 1999, The Irvine Company reimbursed the Partnership for all of the costs incurred prior to such time, totaling approximately $21.7 million.

     Included in accounts payable and accrued liabilities at December 31, 2000 is $1.2 million due to The Irvine Company. The amount represents a payable to The Irvine Company for the payment of a $2 million option related to one of the Partnership's properties and unpaid interest and information technology costs, net of amounts owed to the Partnership for general and administrative costs and other expenses incurred by the Partnership on behalf of The Irvine Company.

     Included in other assets at December 31, 2000 is approximately $11.2 million due from The Irvine Company. The amount represents a receivable of the Partnership for property taxes, general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

     Throughout 2000, The Irvine Company advanced to the Partnership amounts totaling $41.5 million. All advances during 2000 accrued interest at 5.75% and were repaid by the end of 2000. For the year ending December 31, 2000, the Partnership incurred approximately $572,000 of interest costs related to the advance. For the year ended December 31, 1999, the Partnership incurred approximately $775,000 of interest costs related to 1999 advances.

     In October 2000, the Partnership and The Irvine Company entered into a Loan Agreement whereby the Partnership is the lender and The Irvine Company is the borrower. Borrowings under the Loan Agreement

                       IRVINE APARTMENT COMMUNITIES, L.P.

shall bear interest at a variable or fixed rate to be quoted by the Partnership however the rate shall not be lower than the applicable federal rate or the rate at which interest is paid to the Partnership on its overnight cash investments. The Irvine Company shall make monthly interest payments on each borrowing until the principal is repaid. The Loan Agreement expires in June 2003. As of December 31, 2000, there were no borrowings under the Loan Agreement.

NOTE 9 -- SAVINGS PLAN

     Effective January 1, 1994, IAC, Inc. implemented a defined contribution 401(k) benefit plan covering substantially all employees who have satisfied minimum age and service requirements. Upon the Merger, this plan was transferred to, and is currently maintained by, IACLLC. The Partnership pays for these costs as they relate to IACLLC employees providing services on the Partnership's behalf. The Partnership matches employee contributions up to 50%, within certain limits, which are accrued as incurred. The Partnership also makes contributions to this plan for each participant generally equal to 3% of the participant's base salary. The aggregate cost of these contributions by the Partnership was $151,000, $197,000 and $178,000 in 2000, 1999 and 1998, respectively.

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

     Assessment Districts: In some of the local jurisdictions within Orange County, assessment districts were formed by local governments to finance major infrastructure improvements. At December 31, 2000, the Partnership had $43.7 million of assessment district debt, of which $20.5 million was reflected in the balance sheet.

     Rent Restrictions: As of December 31, 2000, 16.0% of the apartment units within the Partnership's stabilized portfolio were required to be set aside for residents within certain income levels and had limitations on the rent that could be charged to such tenants. The rental revenue from five of these projects includes governmental rent subsidy payments of $3.6 million, $3.8 million and $3.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 11 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
             2000 QUARTERS ENDED                              (DOLLARS IN THOUSANDS)
Revenues......................................  $68,673     $72,105      $75,325         $77,992
Expenses......................................  $48,485     $54,147      $51,399         $55,560
Net income....................................  $16,000     $13,771      $19,738         $18,245

                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
             1999 QUARTERS ENDED                --------    -------    ------------    -----------
Revenues......................................  $59,778     $61,781      $64,699         $67,157
Expenses......................................  $37,907     $40,599      $42,391         $46,867
Net income....................................  $17,683     $16,995      $18,120         $16,103

                       IRVINE APARTMENT COMMUNITIES, L.P.

     SCHEDULE III -- CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                               GROSS AMOUNT AT WHICH
                                                        CARRIED AT DECEMBER 31, 2000(a)(b)
                                                       -------------------------------------
      CITY, STATE          NUMBER                                 BUILDINGS AND                ACCUMULATED     DATE OF
APARTMENT COMMUNITY NAME  OF UNITS   ENCUMBRANCES(c)   LAND(e)    IMPROVEMENTS      TOTAL      DEPRECIATION   COMPLETION
------------------------  --------   ---------------   --------   -------------   ----------   ------------   ----------
PROPERTIES STABILIZED
  FOR ALL OF 2000:
Irvine, California
  Amherst Court........       162       $ 11,082       $  2,646    $   14,331     $   16,977     $  3,827           1991
  Berkeley Court.......       152                         2,456        12,363         14,819        3,866           1986
  Cedar Creek..........       176                         2,471        13,284         15,755        4,244           1985
  Columbia Court.......        58                           949         4,179          5,128        1,266           1984
  Cornell Court........       109                         2,017         8,910         10,927        2,405           1984
  Cross Creek..........       136                         2,032        11,032         13,064        3,583           1985
  Dartmouth Court......       294                         5,493        24,819         30,312        7,788           1986
  Deerfield............       288         12,163          6,614        17,465         24,079        6,127        1975/83
  Harvard Court........       112                         2,148         8,600         10,748        2,724           1986
  Northwood Park.......       168                         2,923        12,107         15,030        4,200           1985
  Northwood Place......       604                        10,150        46,739         56,889       15,381           1986
  One Park Place.......       216         18,000          4,751        20,757         25,508        1,257           1995
  Orchard Park.........        60                         1,721         3,384          5,105        1,153           1982
  Park West............       880         32,410         25,963        70,864         96,827       34,819     1970/71/72
  Parkwood.............       296         11,665          9,963        17,767         27,730        6,745           1974
  Rancho San Joaquin...       368         26,190         10,677        37,083         47,760       16,177           1976
  San Carlo............       354         33,030          6,021        36,175         42,196        9,295           1989
  San Leon.............       248                         4,230        20,789         25,019        6,316           1987
  San Marco............       426                         6,992        33,745         40,737        9,395           1988
  San Marino...........       200                         3,378        16,103         19,481        5,248           1986
  San Mateo............       283         22,448          3,804        23,993         27,797        6,147           1990
  San Paulo............       382                         4,630        33,282         37,912        6,153           1993
  San Remo.............       248                         4,179        19,696         23,875        6,268        1986/88
  Santa Clara..........       378         41,152          6,541        41,023         47,564        5,955           1996
  Santa Maria..........       227         24,751          5,091        26,865         31,956        3,157           1997
  Santa Rosa...........       368                         5,983        36,217         42,200        5,548           1996
  Santa Rosa II........       207                         7,301        27,144         34,445        2,103           1998
  Sonoma at Oak Creek..       196                         5,697        18,359         24,056        1,311           1999
  Stanford Court.......       320                         5,783        23,340         29,123        7,140           1985
  The Parklands........       121          4,709          1,344        11,198         12,542        3,691           1983
  Turtle Rock Canyon...       217         27,150          3,696        27,443         31,139        6,300           1991
  Turtle Rock Vista....       252         12,370          8,760        22,505         31,265        7,280        1976/77
  Villa Coronado.......       513                         9,908        52,707         62,615        7,792           1996
  Windwood Glen........       196                         3,284        14,340         17,624        4,502           1985
  Windwood Knoll.......       248                         3,655        17,059         20,714        5,435           1983
  Woodbridge Oaks......       120                         1,974         9,464         11,438        3,143           1983
  Woodbridge Pines.....       220         11,872          7,376        14,108         21,484        5,534           1976
  Woodbridge Villas....       258                         6,828        14,420         21,248        5,077           1982
  Woodbridge Willows...       200                         3,503        16,779         20,282        6,171           1984
                           ------       --------       --------    ----------     ----------     --------     ----------
                           10,261        288,992        212,932       880,438      1,093,370      244,523
                           ------       --------       --------    ----------     ----------     --------     ----------
Newport Beach,
  California
  Baypointe............       300         42,550          6,824        38,259         45,083        4,141           1997
  Bayport..............       104          8,652          4,280         6,471         10,751        2,325           1971
  Bayview..............        64          7,394          3,073         4,863          7,936        1,659           1971
  Baywood..............       388         23,624         15,044        30,705         45,749       10,500        1973/84
  Mariner Square.......       114          5,205          2,238         8,822         11,060        4,312           1969


      CITY, STATE         DEPRECIABLE
APARTMENT COMMUNITY NAME    LIFE(d)
------------------------  ------------
PROPERTIES STABILIZED
  FOR ALL OF 2000:
Irvine, California
  Amherst Court........   5 - 40 years
  Berkeley Court.......   5 - 40 years
  Cedar Creek..........   5 - 40 years
  Columbia Court.......   5 - 40 years
  Cornell Court........   5 - 40 years
  Cross Creek..........   5 - 40 years
  Dartmouth Court......   5 - 40 years
  Deerfield............   5 - 40 years
  Harvard Court........   5 - 40 years
  Northwood Park.......   5 - 40 years
  Northwood Place......   5 - 40 years
  One Park Place.......   5 - 40 years
  Orchard Park.........   5 - 40 years
  Park West............   5 - 40 years
  Parkwood.............   5 - 40 years
  Rancho San Joaquin...   5 - 40 years
  San Carlo............   5 - 40 years
  San Leon.............   5 - 40 years
  San Marco............   5 - 40 years
  San Marino...........   5 - 40 years
  San Mateo............   5 - 40 years
  San Paulo............   5 - 40 years
  San Remo.............   5 - 40 years
  Santa Clara..........   5 - 40 years
  Santa Maria..........   5 - 40 years
  Santa Rosa...........   5 - 40 years
  Santa Rosa II........   5 - 40 years
  Sonoma at Oak Creek..   5 - 40 years
  Stanford Court.......   5 - 40 years
  The Parklands........   5 - 40 years
  Turtle Rock Canyon...   5 - 40 years
  Turtle Rock Vista....   5 - 40 years
  Villa Coronado.......   5 - 40 years
  Windwood Glen........   5 - 40 years
  Windwood Knoll.......   5 - 40 years
  Woodbridge Oaks......   5 - 40 years
  Woodbridge Pines.....   5 - 40 years
  Woodbridge Villas....   5 - 40 years
  Woodbridge Willows...   5 - 40 years
                          ------------

                          ------------
Newport Beach,
  California
  Baypointe............   5 - 40 years
  Bayport..............   5 - 40 years
  Bayview..............   5 - 40 years
  Baywood..............   5 - 40 years
  Mariner Square.......   5 - 40 years

                                                               GROSS AMOUNT AT WHICH
                                                        CARRIED AT DECEMBER 31, 2000(a)(b)
                                                       -------------------------------------
      CITY, STATE          NUMBER                                 BUILDINGS AND                ACCUMULATED     DATE OF
APARTMENT COMMUNITY NAME  OF UNITS   ENCUMBRANCES(c)   LAND(e)    IMPROVEMENTS      TOTAL      DEPRECIATION   COMPLETION
------------------------  --------   ---------------   --------   -------------   ----------   ------------   ----------
  Newport North........       570                        15,586        46,516         62,102       14,017           1986
  Newport Ridge........       512         63,042         14,235        61,359         75,594        8,468           1996
  Promontory Point.....       520                        24,928        71,507         96,435       22,937           1974
  The Colony at Fashion
    Island.............       245                         5,014        49,849         54,863        4,105           1998
                           ------       --------       --------    ----------     ----------     --------     ----------
                            2,817        150,467         91,222       318,351        409,573       72,464
                           ------       --------       --------    ----------     ----------     --------     ----------
Tustin, California
  Rancho Alisal........       356                         6,114        30,360         36,474        8,601        1988/91
  Rancho Maderas.......       266         25,922          3,047        24,046         27,093        5,892           1989
  Rancho Mariposa......       238         11,749          2,224        22,781         25,005        4,896           1992
  Rancho Monterey......       436         36,503          9,150        46,224         55,374        6,377           1996
  Rancho Santa Fe......       316         42,875          9,670        36,839         46,509        2,850           1998
  Rancho Tierra........       252                         2,996        24,178         27,174        6,056           1989
  Sierra Vista.........       306         28,233          4,092        30,659         34,751        6,514           1992
                           ------       --------       --------    ----------     ----------     --------     ----------
                            2,170        145,282         37,293       215,087        252,380       41,186
                           ------       --------       --------    ----------     ----------     --------     ----------
Northern California
  The Hamptons at
    Cupertino..........       342                        17,209        47,133         64,342        2,884           1998
                           ------       --------       --------    ----------     ----------     --------     ----------
San Diego County,
  California
  Villas of
    Renaissance........       923                        23,948       115,803        139,751       10,399           1992
  Arcadia at
    Stonecrest.........       336                         9,475        34,027         43,502        1,540           1999
                           ------       --------       --------    ----------     ----------     --------     ----------
                            1,259                        33,423       149,830        183,253       11,939
                           ------       --------       --------    ----------     ----------     --------     ----------
      Total Properties
        Stabilized for
        All of 2000....    16,849        584,741        392,079     1,610,839      2,002,918      372,996
                           ------       --------       --------    ----------     ----------     --------     ----------
PROPERTIES STABILIZED
  DURING 2000:
  Brittany at Oak Creek
    (Irvine)...........       393                        10,325        34,160         44,485        1,846           1999
  The Villas at Bair
    Island Marina
    (Redwood City).....       155                         3,900        37,258         41,158        1,270           1999
                           ------       --------       --------    ----------     ----------     --------     ----------
      Total Properties
        Stabilized
        During 2000:...       548                        14,225        71,418         85,643        3,116
                           ------       --------       --------    ----------     ----------     --------     ----------
      Total Stabilized
        Portfolio......    17,397       $584,741       $406,304    $1,682,257     $2,088,561     $376,112
                           ------       --------       --------    ----------     ----------     --------     ----------
Delivered Units in
  Projects Under
  Development
  Villa Siena
    (Irvine)...........       192                         6,264        29,289         35,553          791           2000
  1221 Ocean Avenue
    (Santa Monica).....       120                        15,000        68,000         83,000        2,337           2000
  La Jolla Palms
    (La Jolla).........       232                         7,539        43,715         51,254        1,013           2000
  Other................                                                   (16)           (16)         445
                           ------       --------       --------    ----------     ----------     --------     ----------
      Total Delivered
        Units..........       544                        28,803       140,988        169,791        4,586
                           ------       --------       --------    ----------     ----------     --------     ----------
      Total Stabilized
        and Delivered...   17,941        584,741        435,107     1,823,245      2,258,352      380,698
                           ------       --------       --------    ----------     ----------     --------     ----------
Units Under Development
  Villa Siena
    (Irvine)...........     1,034         32,038         40,000        62,383        102,383
  Cherry Orchard
    Apartments
    (Sunnyvale)........       300                                      36,366         36,366
  Franklin Street
    (Redwood City).....       206                         4,600         8,191         12,791


      CITY, STATE         DEPRECIABLE
APARTMENT COMMUNITY NAME    LIFE(d)
------------------------  ------------
  Newport North........   5 - 40 years
  Newport Ridge........   5 - 40 years
  Promontory Point.....   5 - 40 years
  The Colony at Fashion
    Island.............   5 - 40 years
                          ------------

                          ------------
Tustin, California
  Rancho Alisal........   5 - 40 years
  Rancho Maderas.......   5 - 40 years
  Rancho Mariposa......   5 - 40 years
  Rancho Monterey......   5 - 40 years
  Rancho Santa Fe......   5 - 40 years
  Rancho Tierra........   5 - 40 years
  Sierra Vista.........   5 - 40 years
                          ------------

                          ------------
Northern California
  The Hamptons at
    Cupertino..........   5 - 40 years
                          ------------
San Diego County,
  California
  Villas of
    Renaissance........   5 - 40 years
  Arcadia at
    Stonecrest.........   5 - 40 years
                          ------------
                          ------------
      Total Properties
        Stabilized for
        All of 2000....
                          ------------
PROPERTIES STABILIZED
  DURING 2000:
  Brittany at Oak Creek
    (Irvine)...........   5 - 40 years
  The Villas at Bair
    Island Marina
    (Redwood City).....   5 - 40 years
                          ------------
      Total Properties
        Stabilized
        During 2000:...
                          ------------
      Total Stabilized
        Portfolio......
                          ------------
Delivered Units in
  Projects Under
  Development
  Villa Siena
    (Irvine)...........   5 - 40 years
  1221 Ocean Avenue
    (Santa Monica).....   5 - 40 years
  La Jolla Palms
    (La Jolla).........   5 - 40 years
  Other................
                          ------------
      Total Delivered
        Units..........
                          ------------
      Total Stabilized
        and Delivered...
                          ------------
Units Under Development
  Villa Siena
    (Irvine)...........
  Cherry Orchard
    Apartments
    (Sunnyvale)........
  Franklin Street
    (Redwood City).....

                                                               GROSS AMOUNT AT WHICH
                                                        CARRIED AT DECEMBER 31, 2000(A)(B)
                                                       -------------------------------------
      CITY, STATE          NUMBER                                 BUILDINGS AND                ACCUMULATED     DATE OF
APARTMENT COMMUNITY NAME  OF UNITS   ENCUMBRANCES(C)   LAND(E)    IMPROVEMENTS      TOTAL      DEPRECIATION   COMPLETION
------------------------  --------   ---------------   --------   -------------   ----------   ------------   ----------
  Other................                                                12,613         12,613
                           ------       --------       --------    ----------     ----------     --------     ----------
      Total Units Under
        Development....     1,540         32,038         44,600       119,553        164,153
                           ------       --------       --------    ----------     ----------     --------     ----------
      Total............    19,481       $616,779       $479,707    $1,942,798     $2,422,505     $380,698
                           ======       ========       ========    ==========     ==========     ========     ==========


      CITY, STATE         DEPRECIABLE
APARTMENT COMMUNITY NAME    LIFE(D)
------------------------  ------------
  Other................
                          ------------
      Total Units Under
        Development....
                          ------------
      Total............
                          ============

---------------
Notes:

(a) The aggregate cost of land and buildings for federal income tax purposes is approximately $1,471,357 (unaudited).

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

     A summary of activity of real estate and accumulated depreciation is as follows:

                                                                      DECEMBER 31,
                                                         --------------------------------------
                      REAL ESTATE                           2000          1999          1998
                      -----------                        ----------    ----------    ----------
Balance at beginning of year...........................  $2,288,008    $1,626,353    $1,372,807
Additions:
  Through cash expenditures............................     134,497       149,904       235,546
  Through assumption of tax-exempt debt................                                  18,000
  Through step-up in basis due to Merger...............                   511,751
                                                         ----------    ----------    ----------
Balance at end of year.................................  $2,422,505    $2,288,008    $1,626,353
                                                         ----------    ----------    ----------

                                                                      DECEMBER 31,
                                                         --------------------------------------
               ACCUMULATED DEPRECIATION                     2000          1999          1998
               ------------------------                  ----------    ----------    ----------
Balance at beginning of year...........................  $  325,229    $  281,449    $  248,245
Charges to depreciation expense........................      55,469        43,780        33,204
                                                         ----------    ----------    ----------
Balance at end of year.................................  $  380,698    $  325,229    $  281,449
                                                         ----------    ----------    ----------

                         REPORT OF INDEPENDENT AUDITORS

To The Partners
Irvine Apartment Communities, L.P.

     We have audited the accompanying consolidated balance sheets of Irvine Apartment Communities, L.P., a Delaware limited partnership, as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule on pages F-16 through F-18. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irvine Apartment Communities, L.P. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Los Angeles, California
March 9, 2001

                               IAC CAPITAL TRUST

                                 BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Cash........................................................  $      5      $      5
Investment in Subsidiary....................................   150,000       150,000
                                                              --------      --------
                                                              $150,005      $150,005
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
                                                              ========      ========

                            See accompanying notes.

                               IAC CAPITAL TRUST

                      STATEMENTS OF OPERATIONS AND EQUITY

                                                                                        FOR THE PERIOD
                                                                                       JANUARY 20, 1998
                                                                                       (COMMENCEMENT OF
                                           FOR THE YEAR ENDED    FOR THE YEAR ENDED     OPERATIONS) TO
                                           DECEMBER 31, 2000     DECEMBER 31, 1999     DECEMBER 31, 1998
                                           ------------------    ------------------    -----------------
                                                                  (IN THOUSANDS)
REVENUE
Income from investment in subsidiary.....       $12,375               $12,375               $11,722
                                                -------               -------               -------
Income Before Redeemable Preferred
  Interest...............................        12,375                12,375                11,722
Redeemable preferred interest............        12,375                12,375                11,722
                                                -------               -------               -------
Net Income...............................       $    --               $    --               $    --
                                                =======               =======               =======
Equity -- beginning of period............       $     5               $     5               $     5
Issuance of common securities............            --                    --                    --
Net income...............................            --                    --                    --
                                                -------               -------               -------
Equity -- End of Period..................       $     5               $     5               $     5
                                                =======               =======               =======

                            See accompanying notes.

                               IAC CAPITAL TRUST

                            STATEMENTS OF CASH FLOWS

                                                                                        FOR THE PERIOD
                                                                                       JANUARY 20, 1998
                                                                                       (COMMENCEMENT OF
                                           FOR THE YEAR ENDED    FOR THE YEAR ENDED     OPERATIONS) TO
                                           DECEMBER 31, 2000     DECEMBER 31, 1999     DECEMBER 31, 1998
                                           ------------------    ------------------    -----------------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................       $     --              $     --             $      --
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Redeemable preferred interest..........         12,375                12,375                11,722
                                                --------              --------             ---------
          Net Cash Provided by Operating
            Activities...................         12,375                12,375                11,722
                                                ========              ========             =========
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary.................             --                    --              (150,000)
                                                --------              --------             ---------
          Net Cash Used in Investing
            Activities...................             --                    --              (150,000)
                                                ========              ========             =========
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common
  securities.............................                                                          5
Proceeds from issuance of redeemable
  preferred securities...................                                                    150,000
Distributions to preferred securities
  holders................................        (12,375)              (12,375)              (11,722)
                                                --------              --------             ---------
          Net Cash (Used in) Provided by
            Financing Activities.........        (12,375)              (12,375)              138,283
                                                ========              ========             =========
Net Increase in Cash.....................             --                    --                     5
Cash at beginning of period..............              5                     5                    --
                                                --------              --------             ---------
Cash at End of Period....................       $      5              $      5             $       5
                                                ========              ========             =========

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

                         REPORT OF INDEPENDENT AUDITORS

To the Trustees
IAC Capital Trust

     We have audited the accompanying balance sheets of IAC Capital Trust, a Delaware Business Trust, as of December 31, 2000 and 1999, and the related statements of operations and equity and cash flows for the years ended December 31, 2000 and 1999 and for the period January 20, 1998 (commencement of operations) through December 31, 1998. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IAC Capital Trust at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and the period January 20, 1998 (commencement) through December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Los Angeles, California
March 9, 2001

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.2      Purchase and Sale Agreement and Joint Escrow Instructions
          dated April 18, 1997 by and between Aoki Construction (CA)
          Co., Ltd. and the Partnership (incorporated by reference to
          Exhibit 2.1 of the Current Report on Form 8-K of the
          Partnership filed on August 6, 1997).
 3.1      Third Amended and Restated Agreement of Limited Partnership
          of Irvine Apartment Communities, L.P. dated June 9, 1999
          (incorporated by reference to Exhibit 3.1 of the Quarterly
          Report on Form 10-Q of the Partnership for the quarter ended
          September 30, 1999 (the "1999 Third Quarter Form 10-Q")).
 3.2      Designation Instrument dated January 20, 1998, relating to the Series A Preferred L.P. Units of the Partnership
          (incorporated by reference to Exhibit 3.6 of the Annual
          Report on Form 10-K of the Partnership for the year ended
          December 31, 1997 (the "1997 Form 10-K")).
 3.2.1    Designation Instrument dated November 12, 1998, relating to the Series B Preferred L.P. Units of the Partnership
          (incorporated by reference to Exhibit 3.6.1 of the Annual
          Report on Form 10-K of the Partnership for the year ended
          December 31, 1998 (the "1998 Form 10-K")).
 4.1      Indenture dated as of October 1, 1997 between the
          Partnership and First Trust of California, National
          Association, as Trustee (the "Trustee") (incorporated by
          reference to Exhibit 4.1 of the Current Report on Form 8-K of the Partnership filed on October 1, 1997 (the "October
          1997 Form 8-K")).
 4.2      Supplemental Indenture No. 1 dated as of October 1, 1997,
          relating to the Partnership's 7% Notes due 2007, between the
          Partnership and the Trustee (incorporated by reference to
          Exhibit 4.2 of the October 1997 Form 8-K).
 4.3      Form of Series A Trust Preferred Security (included in
          Exhibit 4.5).
 4.4      Amended and Restated Declaration of Trust dated January 20,
          1998 of IAC Capital Trust (incorporated by reference to
          Exhibit 4.4 of the 1997 Form 10-K).
 4.5      Certificate of Terms dated January 20, 1998 Relating to
          Series A Preferred Securities of IAC Capital Trust
          (incorporated by reference to Exhibit 4.5 of the 1997 Form
          10-K).
10.1      Purchase and Sale Agreement and Joint Escrow Instructions
          dated April 18, 1997 by and between Aoki Construction (CA)
          Co., Ltd. and the Partnership (see Exhibit 2.2).
10.2      Lease Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of the Partnership for the
          year ended December 31, 1993 (the "1993 Form 10-K")).
10.3      Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of the 1993 Form 10-K).
10.3.1    Amendment and Extension to the Administrative Services
          Agreement (incorporated by reference to Exhibit 10.5.1 of
          the Annual Report on Form 10-K of the Company for the year ended December 31, 1994).
10.3.2    Amendment No. 4 to the Administrative Services Agreement
          (incorporated by reference to Exhibit 10.5.4 of the
          Quarterly Report on Form 10-Q of the Partnership and the
          Trust for the quarter ended June 30, 1998 (the "1998 Second
          Quarter Form 10-Q")).
10.4      Contribution Agreement and Escrow Instructions Agreement
          (incorporated by reference to Exhibit 10.7 of the 1993 Form
          10-K).
10.5      Irrevocable Trust Agreement (incorporated by reference to
          Exhibit 10.10 of the 1993 Form 10-K).
10.6      First Amended and Restated Revolving Credit Agreement dated as of June 7, 1999 (incorporated by reference to Exhibit
          10.1 of the Quarterly Report on Form 10-Q of the Partnership
          for the quarter ended June 30, 1999 (the "1999 Second
          Quarter Form 10-Q")).
10.7      Amended and Restated Partnership Agreement of Irvine
          Apartment Management Company dated January 1, 2000 by and
          between Apartment Management Company, LLC and Western
          National Securities d/b/a Western National Property
          Management ("WNPM") (incorporated by reference to Exhibit
          10.7 of the Annual Report on Form 10-K of the Partnership
          for the year ended December 31, 1999 (the "1999 Form
          10-K")).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.8      Amended and Restated Management Agreement dated as of
          January 1, 2000 by and between the Partnership and Irvine
          Apartment Management Company (incorporated by reference to
          Exhibit 10.8 of the 1999 Form 10-K).
10.8.1    Amendment One to Amended and Restated Management Agreement
          dated July 1, 2000 by and between the Partnership and Irvine
          Apartment Management Company.
10.9      Guaranty dated as of March 12, 1998 by the Partnership in
          favor of WNPM and the WNPM Indemnities (as defined in
          Exhibit 10.17 hereto) (incorporated by reference to Exhibit
          10.19 of the Quarterly Report on Form 10-Q of the
          Partnership for the quarter ended March 31, 1998 (the "1998
          First Quarter Form 10-Q")).
10.10     Purchase and Sale Agreement dated as of January 1, 2000 by and between WNPM and Apartment Management Company, LLC
          (incorporated by reference to Exhibit 10.10 of the 1999 Form
          10-K).
10.11     Amended and Restated Unsecured Loan Agreement dated as of
          June 7, 1999 by and among the Partnership, the Banks listed therein, Wells Fargo Bank, N.A., as Co-Arranger and
          Administrative Agent, and U.S. Bank National Association, as
          Co-Arranger (incorporated by reference to Exhibit 10.2 of
          the 1999 Second Quarter Form 10-Q).
10.12     Loan Agreement by and between California Statewide
          Communities Development Authority and the Partnership dated as of May 15, 1998 (incorporated by reference to Exhibit
          10.24 of the 1998 Form 10-K).
10.13     Indenture of Trust by and between California Statewide
          Communities Development Authority and U.S. Bank Trust
          National Association, as Trustee dated as of May 15, 1998
          securing $334,190,000 California Statewide Communities
          Development Authority Apartment Development Revenue
          Refunding Bonds, Series 1998A (Irvine Apartment Communities,
          L.P.) (incorporated by reference to Exhibit 10.25 of the
          1998 Form 10-K).
10.14     First Supplemental Indenture of Trust by and between
          California Statewide Communities Development Authority and
          U.S. Bank Trust National Association, as Trustee dated as of
          June 11, 1998 ($334,190,000 California Statewide Communities
          Development Authority Apartment Development Revenue
          Refunding Bonds, Series 1995A) (incorporated by reference to
          Exhibit 10.26 of the 1998 Form 10-K).
10.15     Registration Rights Agreement dated as of November 12, 1998 by and among the Partnership and the Trust and Greene Street
          1998 Exchange Fund, L.P. (incorporated by reference to
          Exhibit 10.27 of the 1998 Form 10-K).
10.16     Letter dated June 8, 1999 regarding the Funding Agreement
          between The Irvine Company and the Partnership (incorporated by reference to Exhibit 10.16 of the 1999 Form 10-K).
10.17     Loan Agreement dated October 24, 2000 by and between the
          Partnership and The Irvine Company.
21.1      Subsidiaries of the Partnership (incorporated by reference to Exhibit 21.2 of the 1997 Form 10-K).
21.2      Subsidiaries of the Trust (none).
24        Power of Attorney (included in signature page of this
          Report).