Form 10-Q
period 2001-03-31
IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 2001-05-14
CIK 1038358, 1048922

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Period Ended MARCH 31, 2001.
                          --------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to ______________.

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

               Irvine Apartment Communities, L.P.: Yes   X    No
                                                       -----     -----
               IAC Capital Trust:                  Yes   X    No
                                                       -----     -----

    Indicate the number of units outstanding of each of the issuer's classes of common partnership units, as of the latest practical date. Irvine Apartment Communities, L.P.: units of common partnership interest - 45,202,828 units as of May 14, 2001.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST


                                      INDEX

                                                                                             PAGE
                                                                                             ----
PART I         FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements - Irvine Apartment Communities, L.P.

               -  Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000       1

               -  Consolidated Statements of Operations for the three months ended
                  March 31, 2001 and 2000                                                      2

               -  Consolidated Statements of Changes in Partners' Capital for the
                  three months ended March 31, 2001 and 2000                                   3

               -  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2001 and 2000                                                      4

               Financial Statements - IAC Capital Trust

               -  Balance Sheets as of March 31, 2001 and December 31, 2000                    5

               -  Statements of Operations and Equity for the three months ended
                  March 31, 2001 and 2000                                                      6

               -  Statements of Cash Flows for the three months ended March 31, 2001
                  and 2000                                                                     7

               Notes to Consolidated Financial Statements                                      8

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                     17

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                              17

Item 2.        Changes in Securities and Use of Proceeds                                      17

Item 3.        Defaults Upon Senior Securities                                                17

Item 4.        Submission of Matters to a Vote of Security Holders                            17

Item 5.        Other Information                                                              17

Item 6.        Exhibits and Reports on Form 8-K                                               17

               SIGNATURES                                                                     18

                       Irvine Apartment Communities, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,     December 31,
(in thousands)                                                        2001             2000
--------------------------------------------------------------------------------------------
ASSETS                                                         (unaudited)
Real estate assets, at cost

      Land                                                     $   437,623      $   435,107

      Buildings and improvements                                 1,853,751        1,823,245
--------------------------------------------------------------------------------------------
                                                                 2,291,374        2,258,352
      Accumulated depreciation                                    (394,093)        (380,698)
--------------------------------------------------------------------------------------------
                                                                 1,897,281        1,877,654
      Under development, including land                            160,113          164,153
--------------------------------------------------------------------------------------------
                                                                 2,057,394        2,041,807
Cash and cash equivalents                                          103,219           97,406

Restricted cash                                                      2,320            2,229

Deferred financing costs, net                                       11,670           11,787

Other assets                                                        12,784           25,356
--------------------------------------------------------------------------------------------
                                                               $ 2,187,387      $ 2,178,585
============================================================================================

LIABILITIES

Mortgages and notes payable                                    $ 1,068,923      $ 1,070,892

Accounts payable and accrued liabilities                            51,744           46,101

Distributions payable to redeemable preferred
  limited partner unit holders                                       4,188

Security deposits                                                   12,645           12,446
--------------------------------------------------------------------------------------------
                                                                 1,137,500        1,129,439

REDEEMABLE PREFERRED INTERESTS

Redeemable Series A preferred limited partner units,
  6,000 preferred partnership units outstanding                    144,227          144,212

Redeemable Series B preferred limited partner units,
  2,000 preferred partnership units outstanding                     48,717           48,714
--------------------------------------------------------------------------------------------
                                                                   192,944          192,926
--------------------------------------------------------------------------------------------

PARTNERS' CAPITAL

General partner, 20,176 common partnership units at
  March 31, 2001 and  December 31, 2000                            657,332          657,009

Common limited partner, 25,027 common partnership units at
  March 31, 2001 and December 31, 2000                             199,611          199,211
--------------------------------------------------------------------------------------------
                                                                   856,943          856,220
--------------------------------------------------------------------------------------------
                                                               $ 2,187,387      $ 2,178,585
============================================================================================

See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended March 31,
(unaudited, in thousands)                                            2001           2000
-----------------------------------------------------------------------------------------
REVENUES

Rental income                                                     $74,888        $65,526

Other income                                                        2,496          2,049

Interest income                                                     1,361          1,098
-----------------------------------------------------------------------------------------
                                                                   78,745         68,673
-----------------------------------------------------------------------------------------

EXPENSES

Property expenses                                                  17,702         15,387

Real estate taxes                                                   5,865          5,515

Interest expense, net                                              15,580         12,271

Depreciation and amortization                                      13,592         13,146

General and administrative                                          2,095          2,166
-----------------------------------------------------------------------------------------
                                                                   54,834         48,485
-----------------------------------------------------------------------------------------
INCOME BEFORE REDEEMABLE PREFERRED INTERESTS                       23,911         20,188

Redeemable preferred interests                                      4,188          4,188
-----------------------------------------------------------------------------------------
NET INCOME                                                        $19,723        $16,000
=========================================================================================

ALLOCATION OF NET INCOME:

General Partner                                                   $ 8,803        $ 7,142

Common Limited Partner(s)                                         $10,920        $ 8,858
=========================================================================================

See accompanying notes.

                       Irvine Apartment Communities, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                             Irvine Apartment
(unaudited, in thousands)                     Communities LLC   Limited Partner(s)         Total
--------------------------------------------------------------------------------------------------
PARTNERS' CAPITAL

Balance at January 1, 2000                          $ 682,315            $ 230,606     $ 912,921

    Net income                                          7,142                8,858        16,000

    Distributions                                     (12,765)             (15,835)      (28,600)
--------------------------------------------------------------------------------------------------
Balance at March 31, 2000                           $ 676,692            $ 223,629     $ 900,321
==================================================================================================

Balance at January 1, 2001                          $ 657,009            $ 199,211     $ 856,220

    Net income                                          8,803               10,920        19,723

    Distributions                                      (8,480)             (10,520)      (19,000)
--------------------------------------------------------------------------------------------------
Balance at March 31, 2001                           $ 657,332            $ 199,611     $ 856,943
==================================================================================================


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended March 31,
(unaudited, in thousands)                                                   2001           2000
                                                                       ---------      ---------
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                             $  19,723      $  16,000

Adjustments to reconcile net income to net cash provided by operating activities:

     Amortization of deferred financing costs                                117            535

     Depreciation and amortization                                        13,592         13,146

     Redeemable preferred interest                                         4,188          4,188

     Increase (decrease) in cash attributable to changes in operating assets and liabilities:

         Restricted cash                                                     (91)           (91)

         Other assets                                                     12,393          1,302

         Accounts payable and accrued liabilities                          6,120          4,497

         Security deposits                                                   199            471
------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                 56,241         40,048
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital improvements to operating real estate assets                        (366)          (864)

Capital investments in real estate assets                                (29,076)       (27,663)
------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                    (29,442)       (28,527)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from mortgages and notes payable                                                78,500

Payments on mortgages and notes payable                                   (1,986)        (1,541)

Additions to deferred financing costs                                                      (951)

Distributions to redeemable preferred limited partner unit holders                       (4,188)

Distributions to partners                                                (19,000)       (28,600)
------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                      (20,986)        43,220
------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  5,813         54,741

Cash and Cash Equivalents at Beginning of Period                          97,406         13,834
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 103,219      $  68,575
================================================================================================

Supplemental Disclosure of Cash Flow Information

     Interest paid, net of amounts capitalized                         $   8,969      $   5,293
================================================================================================


See accompanying notes.

                                IAC Capital Trust

                                 BALANCE SHEETS

                                                                     March 31,   December 31,
(dollars in thousands)                                                    2001           2000
----------------------------------------------------------------------------------------------
ASSETS                                                             (UNAUDITED)
Cash                                                                  $      5       $      5

Distributions receivable from Subsidiary                                 3,094

Investment in Subsidiary                                               150,000        150,000
----------------------------------------------------------------------------------------------
                                                                      $153,099       $150,005
==============================================================================================

LIABILITIES AND EQUITY

Distributions payable to preferred security holders                   $  3,094

Redeemable Preferred Securities, 25,000,000 securities authorized

      Redeemable Series A Preferred Securities,
      6,900,000 securities authorized,
      6,000,000 securities issued and outstanding                      150,000       $150,000

Equity

      Common Securities, 20,000 securities authorized,
      200 securities issued and outstanding                                  5              5
----------------------------------------------------------------------------------------------
                                                                      $153,099       $150,005
==============================================================================================


See accompanying notes.

                                IAC Capital Trust

                       STATEMENTS OF OPERATIONS AND EQUITY

                                                    Three Months Ended March 31,
(unaudited, in thousands)                                     2001          2000
---------------------------------------------------------------------------------
REVENUE

Income from investment in subsidiary                        $3,094        $3,094

INCOME BEFORE REDEEMABLE PREFERRED INTEREST                  3,094         3,094

Redeemable preferred interest                                3,094         3,094
---------------------------------------------------------------------------------
NET INCOME                                                  $    0        $    0
=================================================================================

Equity - beginning of period                                $    5        $    5

Net income                                                       0             0
---------------------------------------------------------------------------------
EQUITY - END OF PERIOD                                      $    5        $    5
=================================================================================


See accompanying notes.

                                IAC Capital Trust

                            STATEMENTS OF CASH FLOWS

                                                   Three Months Ended March 31,
(unaudited, in thousands)                                     2001         2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                 $     0      $     0

Adjustments to reconcile net income to net cash provided by operating activities:

Redeemable preferred interest                                    0        3,094
--------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                        0        3,094
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to preferred securities holders                    0       (3,094)
--------------------------------------------------------------------------------
Net Cash Used in Financing Activities                            0       (3,094)
--------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        0            0

Cash and Cash Equivalents at Beginning of Period                 5            5

--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     5      $     5
================================================================================


See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION

Irvine Apartment Communities, L.P. (the "Partnership"), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. ("IAC, Inc.") obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the "Acquiror"), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the "Merger"), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC ("IACLLC"). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common limited partnership units in the Partnership and IACLLC became the sole general partner of the Partnership. The Partnership's management and operating decisions are under the unilateral control of IACLLC. All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC. At March 31, 2001, IACLLC had a 44.6% general partnership interest and The Irvine Company had a 55.4% common limited partnership interest in the Partnership.

The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. The Partnership has created market positions in Northern California, San Diego County and Santa Monica which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch. As of March 31, 2001, the Partnership owned 65 apartment communities representing 18,067 operating apartment units and 1,414 units under construction or development. In March 1998, the Partnership and Western National Property Management ("WNPM") announced the formation of a strategic alliance that assumed all property management responsibilities for the Partnership's Southern California portfolio. Subsequently, the property management responsibilities of the new entity, Irvine Apartment Management Company ("IAMC"), were expanded to include the Partnership's entire portfolio. On March 30, 2001, The Irvine Company purchased WNPM's 25% interest in IAMC. At March 31, 2001, IAMC is owned 75% by the Partnership and 25% by The Irvine Company.

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

The Partnership evaluates performance and allocates resources primarily based on the net operating income ("NOI") of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $53,817,000 and $46,673,000 for the three months ended March 31, 2001 and 2000, respectively. All other segment measurements are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

Profits and losses of the Partnership are generally allocated to the general partner and to the common limited partner based on their respective ownership interests in the Partnership. The holders of the Series A redeemable preferred limited partner units and redeemable preferred securities are entitled to distributions/dividends at an annual rate of 8 1/4% of the stated value per unit/security. The stated value of each unit/security is $25. The holders of the Series B redeemable preferred limited partner units are entitled to distributions at an annual rate of 8 3/4% of the stated value per unit. The stated value of each unit is $25.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2001 and December 31, 2000, and the revenues and expenses for the three months ended March 31, 2001 and 2000. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership's and the Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 3 - MORTGAGES AND NOTES PAYABLE

Tax-Exempt Mortgage Bond Financings: In September 1999, the Partnership completed a $32 million offering of tax-exempt mortgage bond financings for the construction of a 201-unit apartment community (the "Project") at the Partnership's Park Place property (the Park Place property is now known as Villa Siena). As of March 31, 2001, the Partnership had received all of the proceeds from the offering. The proceeds were used for land, transaction and development costs related to the Project.

Unsecured Line of Credit: Previously, the Partnership had a $125 million unsecured revolving credit facility. The credit facility was terminated as of December 27, 2000. The Partnership had entered into letters of credit under the credit facility. In conjunction with the termination of the credit facility, the letters of credit under the credit facility were transferred to the credit facility of The Irvine Company. The Partnership continues to pay all fees related to the letters of credit transferred to The Irvine Company, as such letters of credit remain outstanding to secure obligations of the Partnership.

NOTE 4 - PARTNERS' CAPITAL

RECONCILIATION OF COMMON PARTNERSHIP UNITS OUTSTANDING

(in thousands, except percentages)      Three Months Ended March 31, 2001   Three Months Ended March 31, 2000
--------------------------------------------------------------------------------------------------------------
                                                                                        The Irvine
                                                                                           Company
                                                                                       and certain
                                                  The Irvine                                of its
                                          IACLLC     Company      Total      IACLLC     affiliates      Total
--------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period    20,176      25,027     45,203      20,176         25,027     45,203
--------------------------------------------------------------------------------------------------------------
Ownership interest at end of period         44.6%       55.4%       100%       44.6%          55.4%       100%
==============================================================================================================

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

As of March 31, 2001, the Partnership had a $4.2 million distributions payable to the redeemable preferred limited partner unit holders, and the Trust had a $3.1 million distributions receivable from the Partnership which was payable to its preferred security holders. The distributions were paid on April 2, 2001.

NOTE 6 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for information technology and other services totaling $153,000 and $13,000 for the three months ended March 31, 2001 and 2000, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. The Partnership incurred rent totaling $147,000 and $148,000 for the three months ended March 31, 2001 and 2000, respectively, related to leases with The Irvine Company that expire at the end of 2003. IAMC incurred rent totaling $85,000 and $55,000 for the three months ended March 31, 2001 and 2000, respectively, related to a lease with The Irvine Company.

The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $1.8 million and $5.2 million for the three months ending March 31, 2001 and 2000, respectively. The aggregate amount incurred by the Partnership for such costs was $3.4 million and $2.5 million for the three months ending March 31, 2001 and 2000, respectively.

Included in other assets at March 31, 2001 is approximately $424,000 due from The Irvine Company. The amount represents a receivable of the Partnership for general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

Included in accounts payable and accrued liabilities at March 31, 2001 is approximately $89,000 due to The Irvine Company. The amount represents a payable to The Irvine Company for information technology costs incurred by The Irvine Company on behalf of the Partnership.

For the three months ended March 31, 2001, the Partnership recorded interest income of approximately $48,000 related to amounts due from The Irvine Company at the end of 2000. During the first quarter of 2001, interest accrued at 5.73% on amounts due from The Irvine Company.

In October 2000, the Partnership and The Irvine Company entered into a Loan Agreement whereby the Partnership is the lender and The Irvine Company is the borrower. Borrowings under the Loan Agreement shall bear interest at a variable or fixed rate to be quoted by the Partnership however the rate shall not be lower than the applicable federal rate or the rate at which interest is paid to the Partnership on its overnight cash investments. The Irvine Company shall make monthly interest payments on each borrowing until the principal is repaid. The Loan Agreement expires in June 2003. As of March 31, 2001, there were no borrowings under the Loan Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the activities of the Partnership for the three month period ended March 31, 2001 (unaudited) with the activities of the Partnership for the three month period ended March 31, 2000 (unaudited). The Trust is a limited purpose financing vehicle established by the Partnership and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Partnership.

The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the Partnership's and the Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain information set forth below is forward looking and involves various risks and uncertainties. Such information is based upon a number of estimates and assumptions that inherently are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Partnership's control.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

The Partnership's net income was $19.7 million for the three months ended March 31, 2001, up from $16.0 million for the same period of 2000. The Partnership's net income increased in 2001 due to the contribution of newly delivered rental units from its development program as well as an increase in rental rates within its stabilized portfolio. The increase was offset, in part, by an increase in interest expense related to the additional conventional mortgage financings obtained in 2000 and an increase in property expenses.

REVENUE AND EXPENSE DATA

                                                                   Three Months Ended March 31,
(dollars in thousands)                                                  2001               2000
------------------------------------------------------------------------------------------------
   Number of stabilized communities at end of period                      60                 59
   Number of operating units at end of period                         18,067             17,465
   Consolidated Information:
        Operating revenues                                           $77,384            $67,575
        Property expenses                                            $17,702            $15,387
        Real estate taxes                                            $ 5,865            $ 5,515
------------------------------------------------------------------------------------------------

OPERATING REVENUES (rental and other income) increased by 14.5% to $77.4 million in the first quarter of 2001, up from $67.6 million in the same period of 2000. Operating revenues rose in 2001 because of higher rental rates and a larger average number of rental units in service, primarily as a result of new development.

PROPERTY EXPENSES increased by 15.0% to $17.7 million in the first quarter of 2001, up from $15.4 million in the same period of 2000. The 2001 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 2000. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC in March 1998 to manage the Partnership's properties. The personnel and office costs of IAMC are included in property expenses.

REAL ESTATE TAXES totaled $5.9 million in the first quarter of 2001 and $5.5 million in the same period of 2000. Real estate taxes increased in the first quarter of 2001 due primarily to the addition of new rental units.

NET INTEREST EXPENSE increased to $15.6 million in the first quarter of 2001 compared to $12.3 million in the same period of 2000. Total interest incurred was $17.1 million in the first quarter of 2001 and $14.1 million in the same period of 2000. Total interest incurred increased due to the impact of the Partnership's additional conventional mortgage financings in 2000. Capitalized interest totaled $1.5 million in the first quarter of 2001 and $1.8 million in the same period of 2000. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $13.6 million in the first quarter of 2001, up from $13.1 million in the same period of 2000. The increase in 2001 was mostly due to the completion and delivery of newly developed rental units.

GENERAL AND ADMINISTRATIVE EXPENSE decreased to $2.1 million in the first quarter of 2001, down from $2.2 million in the same period of 2000.

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

DEBT: The Partnership's conventional debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of IAC, Inc.'s December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2002 to 2008. The weighted average effective interest rate on the Partnership's debt, including the non-cash charges of amortization of deferred financing costs, was 6.52% at March 31, 2001.

DEBT STRUCTURE AT MARCH 31, 2001

                                                              Debt          Weighted Average
(dollars in thousands)                                     Balance             Interest Rate
---------------------------------------------------------------------------------------------
Fixed rate debt
   Conventional mortgage financings                     $  506,537                     7.50%
   Mortgage notes payable to The Irvine Company             58,329                     6.14%
   Tax-exempt assessment district debt                       4,735                     6.29%
   Unsecured tax-exempt bond financings                    334,190                     4.93%
   Unsecured notes payable                                  99,425                     7.10%
---------------------------------------------------------------------------------------------
   Total fixed rate debt                                 1,003,216                     6.52%
---------------------------------------------------------------------------------------------
Variable rate debt
   Tax-exempt mortgage bond financings                      50,038                     4.45%
   Tax-exempt assessment district debt                      15,669                     2.91%
---------------------------------------------------------------------------------------------
   Total variable rate debt                                 65,707                     4.08%
---------------------------------------------------------------------------------------------
   Total debt                                           $1,068,923                     6.37%
=============================================================================================

OPERATING ACTIVITIES: Cash provided by operating activities was $56.2 million and $40.0 million in the first three months of 2001 and 2000, respectively. Cash provided by operating activities increased in the first three months of 2001 compared to the same period in 2000 due to the payment by The Irvine Company of $11.2 million to satisfy a receivable that was outstanding as of December 31, 2000. Additionally, the increase is due to higher revenues from newly developed apartment units, as well as an increase in revenues within the Partnership's stabilized portfolio achieved through higher rental rates. The increase is partially offset by the increase in interest expense related to the Partnership's additional conventional mortgage financings obtained in 2000 and an increase in property expenses.

INVESTING ACTIVITIES: Cash used in investing activities was $29.4 million and $28.5 million in the first three months of 2001 and 2000, respectively.

FINANCING ACTIVITIES: Cash used in financing activities was approximately $21.0 million in the first three months of 2001 while cash provided by financing activities was $43.2 million in the first three months of 2000. In 2000, the Partnership received $78.5 million from a conventional mortgage financing. The proceeds from the financing were used to fund construction of new apartment communities. The Partnership (and the Trust) made distributions of $3.1 million to holders of the Trust's Series A Preferred Securities in the first three months of 2000. In addition, the Partnership made distributions of $1.1 million to holders of the Partnership's Series B Preferred Limited Partner interests in the first three months of 2000. Additionally, the Partnership paid $19.0 million in distributions to its partners in the first three months of 2001 compared to $28.6 million in the first three months of 2000.

CAPITAL EXPENDITURES

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $366,000 and $864,000 in the first three months of 2001 and 2000, respectively. Capital investments in real estate assets totaled $29.1 million and $27.7 million in the first three months of 2001 and 2000, respectively. These investments consisted of new development and capital replacements.

CAPITAL IMPROVEMENTS: The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life.

CAPITAL REPLACEMENTS: Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for capital replacements totaled $528,000 in the first three months of 2001. These expenditures were made at eight properties: Promontory Point, Turtle Rock Vista, Rancho San Joaquin, Park West, Woodbridge Willows, Bayview, Baywood and Bayport.

CAPITAL INVESTMENTS IN NEW DEVELOPMENT: Currently, the Partnership has three apartment communities under development or construction that are expected to require total expenditures of approximately $402 million, of which $215 million had been incurred as of March 31, 2001. Funding for these developments is expected to come from borrowings from financial institutions and refinancing of long-term debt. The Partnership has no plans for future development beyond the remaining three apartment communities currently under development.

CONSTRUCTION INFORMATION

                                                                                          Total
                                                                Commencement    Estimated Costs
Apartment Community                     Location    Units    of Construction      (in millions)
-----------------------------------------------------------------------------------------------
On Irvine Ranch:
   Villa Siena (Park Place)(1)            Irvine    1,226               2/99            $270
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Off Irvine Ranch:
   Franklin Street                  Redwood City      206              11/00              74
   Cherry Orchard Apartments(2)        Sunnyvale      300               9/99              58
-----------------------------------------------------------------------------------------------
                                                      506                                132
-----------------------------------------------------------------------------------------------
      Total                                         1,732                               $402
===============================================================================================

(1) As of March 31, 2001, 265 units were delivered and 204 units were occupied.

(2) As of March 31, 2001, 51 units were delivered and 24 units were occupied.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements No. 137 and 138, in June 1999 and June 2000, respectively, (collectively, the "Statements"). The Statements are effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for the Partnership). The Partnership adopted the new Statements on January 1, 2001; however, because the Partnership currently has no derivatives, there is currently no impact on the financial position or the results of operations of the Partnership.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             Refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2000.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits:

               None.

        (b) During the first quarter of 2001, the Partnership and the Trust filed no current reports on Form 8-K.

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

                                      IRVINE APARTMENT COMMUNITIES, L.P.

                                      By: Irvine Apartment Communities LLC
                                          its sole general partner


Date:  May 14, 2001                   By: /s/ Michael D. McKee
                                          -------------------------------------
                                          Michael D. McKee
                                          Vice Chairman,
                                          Chief Financial Officer and Secretary


                                      IAC CAPITAL TRUST


Date:  May 14, 2001                   By: /s/ David A. Patty
                                          -------------------------------------
                                          David A. Patty
                                          Regular Trustee