Form 10-Q
period 2001-06-30
IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 2001-08-13
CIK 1038358, 1048922

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2001.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________________ to ______________________.

      Commission File Number: 0-22569 (Irvine Apartment Communities, L.P.)
                              1-13721 (IAC Capital Trust)


                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST
--------------------------------------------------------------------------------
           (Exact Name of Registrants as Specified in Their Charters)

        Delaware                                     33-0587829
        Delaware                                     91-6457946
------------------------                ---------------------------------------
(State of Incorporation)                (I.R.S. Employer Identification Number)


      550 Newport Center Drive, Suite 300, Newport Beach, California 92660
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 720-5500
--------------------------------------------------------------------------------
              (Registrants' telephone number, including area code)

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

     Indicate the number of units outstanding of each of the issuer's classes of common partnership units, as of the latest practical date. Irvine Apartment Communities, L.P.: units of common partnership interest - 45,202,828 units as of August 13, 2001.


================================================================================

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST


                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements - Irvine Apartment Communities, L.P.

         -   Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                1

         -   Consolidated Statements of Operations for the three and six months ended
             June 30, 2001 and 2000                                                               2

         -   Consolidated Statements of Changes in Partners' Capital for the
             six months ended June 30, 2001 and 2000                                              3

         -   Consolidated Statements of Cash Flows for the six months ended
             June 30, 2001 and 2000                                                               4

         Financial Statements - IAC Capital Trust

         -   Balance Sheets as of June 30, 2001 and December 31, 2000                             5

         -   Statements of Operations and Equity for the three and six months ended
             June 30, 2001 and 2000                                                               6

         -   Statements of Cash Flows for the six months ended June 30, 2001 and 2000             7

         Notes to Consolidated Financial Statements                                               8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                   13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              18

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       18

Item 2.  Changes in Securities and Use of Proceeds                                               18

Item 3.  Defaults Upon Senior Securities                                                         18

Item 4.  Submission of Matters to a Vote of Security Holders                                     18

Item 5.  Other Information                                                                       18

Item 6.  Exhibits and Reports on Form 8-K                                                        18

         SIGNATURES                                                                              19

                       Irvine Apartment Communities, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                            June 30,        December 31,
(in thousands)                                               2001              2000
                                                          -----------       ------------
                                                          (unaudited)

ASSETS
Real estate assets, at cost
      Land                                                $   442,277       $   435,107
      Buildings and improvements                            1,915,225         1,823,245
                                                          -----------       -----------
                                                            2,357,502         2,258,352

      Accumulated depreciation                               (408,706)         (380,698)
                                                          -----------       -----------
                                                            1,948,796         1,877,654

      Under development, including land                       121,719           164,153
                                                          -----------       -----------
                                                            2,070,515         2,041,807

Cash and cash equivalents                                      71,047            97,406
Restricted cash                                                 2,366             2,229
Deferred financing costs, net                                  11,022            11,787
Other assets                                                    9,957            25,356
                                                          -----------       -----------
                                                          $ 2,164,907       $ 2,178,585
                                                          ===========       ===========

LIABILITIES
Mortgages and notes payable                               $ 1,066,951       $ 1,070,892
Accounts payable and accrued liabilities                       43,505            46,101
Distributions payable to redeemable preferred
 limited partner unit holders                                   4,187
Security deposits                                              12,775            12,446
                                                          -----------       -----------
                                                            1,127,418         1,129,439

REDEEMABLE PREFERRED INTERESTS
Redeemable Series A preferred limited partner units,
  6,000 preferred partnership units outstanding               144,243           144,212
Redeemable Series B preferred limited partner units,
  2,000 preferred partnership units outstanding                48,721            48,714
                                                          -----------       -----------
                                                              192,964           192,926
                                                          -----------       -----------

PARTNERS' CAPITAL
General partner, 20,176 common partnership units
  at June 30, 2001 and  December 31, 2000                     651,789           657,009
Common limited partner, 25,027 common partnership
  units at June 30, 2001 and December 31, 2000                192,736           199,211
                                                          -----------       -----------
                                                              844,525           856,220
                                                          -----------       -----------
                                                          $ 2,164,907       $ 2,178,585
                                                          ===========       ===========

See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Six Months Ended June 30,     Three Months Ended June 30,
                                                 -------------------------     ---------------------------
(unaudited, in thousands)                          2001             2000        2001                2000
                                                 --------         --------     -------             -------

REVENUES
Rental income                                    $150,271         $134,227     $75,383             $68,701
Other income                                        4,826            4,483       2,330               2,434
Interest income                                     2,257            2,068         896                 970
                                                 --------         --------     -------             -------
                                                  157,354          140,778      78,609              72,105
                                                 --------         --------     -------             -------

EXPENSES
Property expenses                                  36,197           33,064      18,495              17,677
Real estate taxes                                  11,756           10,971       5,891               5,456
Interest expense, net                              31,681           25,265      16,101              12,994
Depreciation and amortization                      28,714           29,419      15,122              16,273
General and administrative                          4,826            3,913       2,731               1,747
                                                 --------         --------     -------             -------
                                                  113,174          102,632      58,340              54,147
                                                 --------         --------     -------             -------
INCOME BEFORE REDEEMABLE PREFERRED INTERESTS       44,180           38,146      20,269              17,958
Redeemable preferred interests                      8,375            8,375       4,187               4,187
                                                 --------         --------     -------             -------
NET INCOME                                       $ 35,805         $ 29,771     $16,082             $13,771
                                                 ========         ========     =======             =======

ALLOCATION OF NET INCOME:
General Partner                                  $ 15,981         $ 13,289     $ 7,178             $ 6,147
Common Limited Partner                           $ 19,824         $ 16,482     $ 8,904             $ 7,624
                                                 ========         ========     =======             =======


See accompanying notes.

                       Irvine Apartment Communities, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                             Irvine Apartment   The Irvine
(unaudited, in thousands)    Communities LLC     Company          Total
                             ----------------   ---------       ---------

PARTNERS' CAPITAL

Balance at January 1, 2000      $ 682,315       $ 230,606       $ 912,921
    Net income                     13,289          16,482          29,771
    Distributions                 (28,476)        (35,324)        (63,800)
                                ---------       ---------       ---------

Balance at June 30, 2000        $ 667,128       $ 211,764       $ 878,892
                                =========       =========       =========

Balance at January 1, 2001      $ 657,009       $ 199,211       $ 856,220
    Net income                     15,981          19,824          35,805
    Distributions                 (21,201)        (26,299)        (47,500)
                                ---------       ---------       ---------
Balance at June 30, 2001        $ 651,789       $ 192,736       $ 844,525
                                =========       =========       =========


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                   -----------------------
(unaudited, in thousands)                                                                            2001           2000
                                                                                                   --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                         $ 35,805       $ 29,771
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Amortization of deferred financing costs                                                           765          1,061
     Depreciation and amortization                                                                   28,714         29,419
     Redeemable preferred interest                                                                    8,375          8,375
     Increase (decrease) in cash attributable to changes in
       operating assets and liabilities:
         Restricted cash                                                                               (137)          (131)
         Other assets                                                                                14,731          5,124
         Accounts payable and accrued liabilities                                                    (3,554)         4,439
         Security deposits                                                                              329          1,118
                                                                                                   --------       --------
Net Cash Provided by Operating Activities                                                            85,028         79,176
                                                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                                 (2,208)        (1,149)
Capital investments in real estate assets                                                           (53,515)       (67,146)
                                                                                                   --------       --------
Net Cash Used in Investing Activities                                                               (55,723)       (68,295)
                                                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable                                                                           78,500
Payments on mortgages and notes payable                                                              (3,976)       (39,501)
Advance from affiliate                                                                                              34,000
Additions to deferred financing costs                                                                               (1,597)
Distributions to redeemable preferred limited partner unit holders                                   (4,188)        (8,375)
Distributions to partners                                                                           (47,500)       (63,800)
                                                                                                   --------       --------
Net Cash Used in Financing Activities                                                               (55,664)          (773)
                                                                                                   --------       --------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                                                           (26,359)        10,108
Cash and Cash Equivalents at Beginning of Period                                                     97,406         13,834
                                                                                                   --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 71,047       $ 23,942
                                                                                                   ========       ========

Supplemental Disclosure of Cash Flow Information
     Interest paid, net of amounts capitalized                                                     $ 30,652       $ 24,232
                                                                                                   ========       ========


See accompanying notes.

                                IAC Capital Trust

                                 BALANCE SHEETS

                                                                                  June 30,    December 31,
(dollars in thousands)                                                              2001          2000
                                                                                  --------    ------------
                                                                                (unaudited)

ASSETS
Cash                                                                              $      5      $      5
Distributions receivable from Subsidiary                                             3,094
Investment in Subsidiary                                                           150,000       150,000
                                                                                  --------      --------
                                                                                  $153,099      $150,005
                                                                                  ========      ========

LIABILITIES AND EQUITY
Distributions payable to preferred security holders                               $  3,094
Redeemable Preferred Securities, 25,000,000 securities authorized
  Redeemable Series A Preferred Securities, 6,900,000 securities
  authorized, 6,000,000 securities issued and outstanding                          150,000      $150,000
Equity
  Common Securities, 20,000 securities authorized, 200
    securities issued and outstanding                                                    5             5
                                                                                  --------      --------
                                                                                  $153,099      $150,005
                                                                                  ========      ========


See accompanying notes.

                                IAC Capital Trust

                       STATEMENTS OF OPERATIONS AND EQUITY

                                                  Six Months Ended       Three Months Ended
                                                      June 30,                June 30,
                                                 ------------------      ------------------
(unaudited, in thousands)                         2001        2000        2001        2000
                                                 ------      ------      ------      ------

REVENUE
Income from investment in subsidiary             $6,188      $6,188      $3,094      $3,094
                                                 ------      ------      ------      ------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST       6,188       6,188       3,094       3,094
Redeemable preferred interest                     6,188       6,188       3,094       3,094
                                                 ------      ------      ------      ------
NET INCOME                                       $    0      $    0      $    0      $    0
                                                 ======      ======      ======      ======

Equity - beginning of period                     $    5      $    5
Net income                                            0           0
                                                 ------      ------
EQUITY - END OF PERIOD                           $    5      $    5
                                                 ======      ======


See accompanying notes.

                                 IAC Capital Trust

                             STATEMENTS OF CASH FLOWS

                                                    Six Months Ended June 30,
                                                    -------------------------
(unaudited, in thousands)                               2001          2000
                                                      -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $     0       $     0
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Redeemable preferred interest                       3,094         6,188
                                                      -------       -------
Net Cash Provided by Operating Activities               3,094         6,188
                                                      -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to preferred securities holders          (3,094)       (6,188)
                                                      -------       -------
Net Cash Used in Financing Activities                  (3,094)       (6,188)
                                                      -------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   0             0
Cash and Cash Equivalents at Beginning of Period            5             5
                                                      -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $     5       $     5
                                                      =======       =======


See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION

Irvine Apartment Communities, L.P. (the "Partnership"), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. ("IAC, Inc.") obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the "Acquiror"), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the "Merger"), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC ("IACLLC"). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common limited partnership units in the Partnership and IACLLC became the sole general partner of the Partnership. The Partnership's management and operating decisions are under the unilateral control of IACLLC. All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC. At June 30, 2001, IACLLC had a 44.6% general partnership interest and The Irvine Company had a 55.4% common limited partnership interest in the Partnership.

The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. The Partnership has created market positions in Northern California, San Diego County and Santa Monica which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch. As of June 30, 2001, the Partnership owned 65 apartment communities representing 18,337 operating apartment units and 1,144 units under construction or development. In March 1998, the Partnership and Western National Property Management ("WNPM") announced the formation of a strategic alliance that assumed all property management responsibilities for the Partnership's Southern California portfolio. Subsequently, the property management responsibilities of the new entity, Irvine Apartment Management Company ("IAMC"), were expanded to include the Partnership's entire portfolio. On March 30, 2001, The Irvine Company purchased WNPM's 25% interest in IAMC. At June 30, 2001, IAMC is owned 75% by the Partnership and 25% by The Irvine Company.

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

The Partnership evaluates performance and allocates resources primarily based on the net operating income ("NOI") of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $107,144,000 and $94,675,000 for the six months ended June 30, 2001 and 2000, respectively, and $53,327,000 and $48,002,000 for the three months ended June 30, 2001 and 2000, respectively. All other segment measurements are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

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

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2001 and December 31, 2000, and the revenues and expenses for the three and six months ended June 30, 2001 and 2000. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership's and the Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Tax-Exempt Mortgage Bond Financings: On August 1, 2001, the Partnership completed a $69.2 million offering of tax-exempt mortgage bonds. The offering included $19.2 million of new tax-exempt mortgage bonds (the "2001 Bonds") for the construction of a 104-unit apartment building (the "Project") at the Partnership's Villa Siena property. Additionally, the offering included the refinancing of the Partnership's existing $32 million tax-exempt mortgage bonds and $18 million tax-exempt mortgage bonds (the "Refinanced Bonds" and collectively with the 2001 Bonds, the "Bonds"). Payment of principal and interest on the Bonds is secured by an irrevocable direct-pay letter of credit issued by Bank of America, N.A. As a result, the Bonds were assigned the rating of "Aaa"/ "VMIG 1" from Moody's. Monthly interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The 2001 Bonds represent loans payable that are collateralized by a deed of trust granting a security interest in the Project. The 2001 Bonds bear interest at a weekly-remarketed tax-exempt rate and are due August 2034. Proceeds from the 2001 Bonds will be held by a trustee and will be released to the Partnership for the construction of the Project as costs are incurred. Proceeds from the Refinanced Bonds were used to repay the Partnership's existing tax-exempt mortgage bonds. All terms of the Refinanced Bonds remain unchanged; however, the Refinanced Bonds are now unsecured and no longer collateralized by a deed of trust.

NOTE 4 - PARTNERS' CAPITAL

RECONCILIATION OF COMMON PARTNERSHIP UNITS OUTSTANDING

(in thousands, except percentages)                 Six Months Ended June 30, 2001 and 2000
                                                ----------------------------------------------
                                                 IACLLC       The Irvine Company       Total
                                                --------      ------------------      --------

Balance at beginning and end of period            20,176             25,027             45,203
                                                  ------             ------             ------
Ownership interest at end of period                 44.6%              55.4%               100%
                                                  ======             ======             ======

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

As of June 30, 2001, the Partnership had a $4.2 million distributions payable to the redeemable preferred limited partner unit holders, and the Trust had a $3.1 million distributions receivable from the Partnership which was payable to its preferred security holders. The distributions were paid on July 2, 2001.

On July 12, 2001, the Partnership's 2.0 million of 8 3/4% Series B Preferred Limited Partner Units were redeemed by the Partnership. The Partnership utilized its cash on hand for the redemption.

NOTE 6 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for information technology and other services totaling $285,000 and $26,000 for the six months ended June 30, 2001 and 2000, respectively, and $132,000 and $13,000 for the three months ended June 30, 2001 and 2000, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. The Partnership incurred rent totaling $294,000 and $278,000 for the six months ended June 30, 2001 and 2000, respectively, and $147,000 and $130,000 for the three months ended June 30, 2001 and 2000, respectively, related to leases with The Irvine Company that expire at the end of 2003. IAMC incurred rent totaling $177,000 and $132,000 for the six months ended June 30, 2001 and 2000, respectively, and $92,000 and $77,000 for the three months ended June 30, 2001 and 2000, respectively, related to a lease with The Irvine Company that expires in June 2005.

The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $5.3 million and $7.0 million for the six months ended June 30, 2001 and 2000, respectively, and $3.5 million and $1.8 million for the three months ended June 30, 2001 and 2000, respectively. The aggregate amount incurred by the Partnership for such costs was $7.8 million and $6.0 million for the six months ended June 30, 2001 and 2000, respectively, and $4.4 million and $3.5 million for the three months ended June 30, 2001 and 2000, respectively.

Included in other assets at June 30, 2001 is approximately $820,000 due from The Irvine Company. The amount represents a receivable of the Partnership for general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

Included in accounts payable and accrued liabilities at June 30, 2001 is approximately $247,000 due to The Irvine Company. The amount represents a payable to The Irvine Company for information technology costs incurred by The Irvine Company on behalf of the Partnership.

During the first quarter of 2001, the Partnership recorded interest income of approximately $48,000 related to amounts due from The Irvine Company at the end of 2000. Amounts due from The Irvine Company accrued interest at 5.73%. For the three and six months ended June 30, 2000, the Partnership incurred net interest expense of approximately $36,000 and $168,000, respectively, relating to advances from The Irvine Company, with interest accruing at 5.75%.

In October 2000, the Partnership and The Irvine Company entered into a Loan Agreement whereby the Partnership is the lender and The Irvine Company is the borrower. Borrowings under the Loan Agreement shall bear interest at a variable or fixed rate to be quoted by the Partnership however the rate shall not be lower than the applicable federal rate or the rate at which interest is paid to the Partnership on its overnight cash investments. The Irvine Company shall make monthly interest payments on each borrowing until the principal is repaid. The Loan Agreement expires in June 2003. As of June 30, 2001, there were no borrowings under the Loan Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the activities of the Partnership for the three and six month periods ended June 30, 2001 (unaudited) with the activities of the Partnership for the three and six month periods ended June 30, 2000 (unaudited). The Trust is a limited purpose financing vehicle established by the Partnership and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Partnership.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

The Partnership's net income was $16.1 million for the three months ended June 30, 2001, up from $13.8 million for the same period of 2000. The Partnership's net income increased in 2001 due to the contribution of newly delivered rental units from its development program as well as an increase in rental rates within its stabilized portfolio. The increase was offset, in part, by an increase in interest expense related to the additional conventional mortgage financings obtained in 2000.

REVENUE AND EXPENSE DATA

                                                          Three Months Ended
                                                                June 30,
                                                        ------------------------
(dollars in thousands)                                   2001             2000
                                                        -------          -------

    Number of stabilized communities                         61               60
    Number of operating units at end of period           18,337           17,517
    Consolidated Information:
         Operating revenues                             $77,713          $71,135
         Property expenses                              $18,495          $17,677
         Real estate taxes                              $ 5,891          $ 5,456
                                                        -------          -------

OPERATING REVENUES (rental and other income) increased by 9.3% to $77.7 million in the second quarter of 2001, up from $71.1 million in the same period of 2000. Operating revenues rose in 2001 because of higher rental rates and a larger average number of rental units in service, primarily as a result of new development.

PROPERTY EXPENSES increased by 4.6% to $18.5 million in the second quarter of 2001, up from $17.7 million in the same period of 2000. The 2001 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 2000. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC in March 1998 to manage the Partnership's properties. The personnel and office costs of IAMC are included in property expenses.

REAL ESTATE TAXES totaled $5.9 million in the second quarter of 2001 and $5.5 million in the same period of 2000. Real estate taxes increased in the second quarter of 2001 due primarily to the addition of new rental units.

NET INTEREST EXPENSE increased to $16.1 million in the second quarter of 2001 compared to $13.0 million in the same period of 2000. Total interest incurred was $17.7 million in the second quarter of 2001 and $14.5 million in the same period of 2000. Total interest incurred increased due to the impact of the Partnership's additional conventional mortgage financings in 2000. Capitalized interest totaled $1.6 million in the second quarter of 2001 and $1.5 million in the same period of 2000. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

DEPRECIATION AND AMORTIZATION EXPENSE decreased to $15.1 million in the second quarter of 2001, down from $16.3 million in the same period of 2000. The decrease in 2001 was mostly due to certain abandoned project costs in 2000.

GENERAL AND ADMINISTRATIVE EXPENSE increased to $2.7 million in the second quarter of 2001, up from $1.7 million in the same period of 2000. The increase in 2001 was the result of additional employee related costs incurred in the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

The Partnership's net income was $35.8 million for the six months ended June 30, 2001, up from $29.8 million for the same period of 2000. The Partnership's net income increased in 2001 due to the contribution of newly delivered rental units from its development program as well as an increase in rental rates within its stabilized portfolio. The increase was offset, in part, by an increase in interest expense related to the additional conventional mortgage financings obtained in 2000.

REVENUE AND EXPENSE DATA

                                                         Six Months Ended June 30,
                                                        --------------------------
(dollars in thousands)                                    2001              2000
                                                        --------          --------

    Number of stabilized communities                          61                60
    Number of operating units at end of period            18,337            17,517
    Consolidated Information:
         Operating revenues                             $155,097          $138,710
         Property expenses                              $ 36,197          $ 33,064
         Real estate taxes                              $ 11,756          $ 10,971
                                                        --------          --------

OPERATING REVENUES (rental and other income) increased by 11.8% to $155.1 million in the first half of 2001, up from $138.7 million in the same period of 2000. Operating revenues rose in 2001 because of higher rental rates and a larger average number of rental units in service, primarily as a result of new development.

PROPERTY EXPENSES increased by 9.5% to $36.2 million in the first half of 2001, up from $33.1 million in the same period of 2000. The 2001 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 2000.

REAL ESTATE TAXES totaled $11.8 million in the first half of 2001 and $11.0 million in the same period of 2000. Real estate taxes increased in the first half of 2001 due primarily to the addition of new rental units.

NET INTEREST EXPENSE increased to $31.7 million in the first half of 2001 compared to $25.3 million in the same period of 2000. Total interest incurred was $34.8 million in the first half of 2001 and $28.6 million in the same period of 2000. The increase in interest incurred in the first half of 2001 was primarily due to the impact of the Partnership's additional conventional mortgage financings in 2000. Capitalized interest totaled $3.1 million in the first half of 2001 and $3.3 million in the same period of 2000. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

DEPRECIATION AND AMORTIZATION EXPENSE decreased to $28.7 million in the first half of 2001, down from $29.4 million in the same period of 2000. The decrease in 2001 was mostly due to certain abandoned project costs in 2000.

GENERAL AND ADMINISTRATIVE EXPENSE increased to $4.8 million in the first half of 2001, up from $3.9 million in the same period of 2000. The increase in 2001 was the result of additional employee related costs incurred during the first half of 2001.

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

DEBT: The Partnership's conventional debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of IAC, Inc.'s December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2002 to 2008. The weighted average effective interest rate on the Partnership's debt, including the non-cash charges of amortization of deferred financing costs, was 6.50% at June 30, 2001.

DEBT STRUCTURE AT JUNE 30, 2001

                                                            Debt        Weighted Average
(dollars in thousands)                                    Balance        Interest Rate
                                                         ----------     ----------------

Fixed rate debt
   Conventional mortgage financings                      $  504,925          7.51%
   Mortgage notes payable to The Irvine Company              58,047          6.14%
   Tax-exempt assessment district debt                        4,690          6.29%
   Unsecured tax-exempt bond financings                     334,190          4.93%
   Unsecured notes payable                                   99,443          7.10%
                                                         ----------          ----
    Total fixed rate debt                                 1,001,295          6.52%
                                                         ----------          ----
Variable rate debt
   Tax-exempt mortgage bond financings                       50,038          3.60%
   Tax-exempt assessment district debt                       15,618          4.60%
                                                         ----------          ----
    Total variable rate debt                                 65,656          3.84%
                                                         ----------          ----
    Total debt                                           $1,066,951          6.36%
                                                         ==========          ====

OPERATING ACTIVITIES: Cash provided by operating activities was $85.0 million and $79.2 million in the first half of 2001 and 2000, respectively. Cash provided by operating activities increased in the first half of 2001 compared to the same period in 2000 primarily due to an increase in the Partnership's NOI during the first half of 2001 partially offset by an increase in interest expense.

INVESTING ACTIVITIES: Cash used in investing activities was $55.7 million and $68.3 million in the first half of 2001 and 2000, respectively. The decrease reflects decreased development activity in the first half of 2001 as compared to 2000.

FINANCING ACTIVITIES: Cash used in financing activities was $55.7 million and approximately $800,000 in the first half of 2001 and 2000, respectively. Cash used in financing activities increased primarily as a result of the net proceeds from borrowings and advances during the first half of 2000 partially offset by a decrease in distributions during the first half of 2001.

CAPITAL EXPENDITURES

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $2.2 million and $1.1 million in the first half of 2001 and 2000, respectively. Capital investments in real estate assets totaled $53.5 million and $67.1 million in the first half of 2001 and 2000, respectively. These investments consisted of new development and capital replacements.

CAPITAL IMPROVEMENTS: The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life.

CAPITAL REPLACEMENTS: Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for capital replacements totaled $1.5 million in the first half of 2001. These expenditures were made at eight properties: Promontory Point, Turtle Rock Vista, Rancho San Joaquin, Park West, Woodbridge Willows, Bayview, Baywood and Bayport.

CAPITAL INVESTMENTS IN NEW DEVELOPMENT: Currently, the Partnership has three apartment communities under development or construction that are expected to require total expenditures of approximately $402 million, of which $239 million had been incurred as of June 30, 2001. Funding for these developments is expected to come from borrowings from financial institutions and refinancing of long-term debt. The Partnership has no plans for future development beyond the remaining three apartment communities currently under development.

CONSTRUCTION INFORMATION

                                                                                                Total
                                                                        Commencement       Estimated Costs
Apartment Community                          Location        Units     of Construction      (in millions)
-------------------                          --------        -----     ---------------     ---------------
On Irvine Ranch:
   Villa Siena(1)                              Irvine        1,226           2/99               $270
                                                             -----                              ----

Off Irvine Ranch:
   Franklin Street                       Redwood City          206          11/00                 74
   Cherry Orchard Apartments(2)             Sunnyvale          300           9/99                 58
                                                             -----                              ----

                                                               506                               132
                                                             -----                              ----

      Total                                                  1,732                              $402
                                                             =====                              ====


----------

(1) As of June 30, 2001, 393 units were delivered and 267 units were occupied.

(2) As of June 30, 2001, 195 units were delivered and 129 units were occupied.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          None.

     (b) During the second quarter of 2001, the Partnership and the Trust filed no current reports on Form 8-K.

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

                                            IRVINE APARTMENT COMMUNITIES, L.P.

                                            By: Irvine Apartment Communities LLC
                                                its sole general partner


Date: August 13, 2001                       By: /s/ Michael D. McKee
                                                --------------------------------
                                                    Michael D. McKee
                                                    Vice Chairman, Chief
                                                    Financial Officer and
                                                    Secretary




                                            IAC CAPITAL TRUST


Date: August 13, 2001                       By: /s/ David A. Patty
                                                --------------------------------
                                                    David A. Patty
                                                    Regular Trustee