Form 10-Q
period 2001-09-30
IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 2001-11-14
CIK 1038358, 1048922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2001.
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________

Commission File Number:	0-22569 (Irvine Apartment Communities, L.P.) 1-13721 (IAC Capital Trust)

IRVINE APARTMENT COMMUNITIES, L.P.
IAC CAPITAL TRUST

(Exact Name of Registrants as Specified in Their Charters)

Delaware Delaware	33-0587829 91-6457946

(State of Incorporation)	(I.R.S. Employer Identification Number)

550 Newport Center Drive, Suite 300, Newport Beach, California 92660

(Address of principal executive offices)

(949) 720-5500

(Registrants’ telephone number, including area code)

Not Applicable

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

     Indicate the number of units outstanding of each of the issuer’s classes of common partnership units, as of the latest practical date. Irvine Apartment Communities, L.P.: units of common partnership interest — 45,202,828 units as of November 12, 2001.

Irvine Apartment Communities, L.P.
IAC Capital Trust

Irvine Apartment Communities, L.P.

Consolidated Balance Sheets

	September 30,	December 31,
(in thousands)	2001	2000

	(unaudited)
Assets
Real estate assets, at cost
Land	$449,125	$435,107
Buildings and improvements	1,968,931	1,823,245

	2,418,056	2,258,352
Accumulated depreciation	(424,006)	(380,698)

	1,994,050	1,877,654
Under development, including land	90,793	164,153

	2,084,843	2,041,807
Cash and cash equivalents	10,607	97,406
Restricted cash	2,447	2,229
Deferred financing costs, net	10,390	11,787
Other assets	24,630	25,356

	$2,132,917	$2,178,585

Liabilities
Mortgages and notes payable	$1,084,169	$1,070,892
Accounts payable and accrued liabilities	55,193	46,101
Advance from affiliate	25,000	—
Security deposits	13,153	12,446

	1,177,515	1,129,439
Redeemable Preferred Interests
Redeemable Series A preferred limited partner units, 6,000 preferred partnership units outstanding at September 30, 2001 and December 31, 2000	144,259	144,212
Redeemable Series B preferred limited partner units, 2,000 preferred partnership units outstanding at December 31, 2000	—	48,714

	144,259	192,926

Partners’ Capital
General partner, 20,176 common partnership units at September 30, 2001 and December 31, 2000	636,889	657,009
Common limited partner, 25,027 common partnership units at September 30, 2001 and December 31, 2000	174,254	199,211

	811,143	856,220

	$2,132,917	$2,178,585

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Operations

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

(unaudited, in thousands)	2001	2000	2001	2000

Revenues
Rental income	$226,843	$206,174	$76,572	$71,947
Other income	7,572	7,093	2,746	2,611
Interest income	2,562	2,836	305	767

	236,977	216,103	79,623	75,325

Expenses
Property expenses	55,868	50,214	19,671	17,150
Real estate taxes	18,099	16,684	6,343	5,713
Interest expense, net	48,504	38,244	16,823	12,979
Depreciation and amortization	44,506	43,011	15,792	13,592
General and administrative	6,329	5,878	1,503	1,965

	173,306	154,031	60,132	51,399

Income before Redeemable Preferred Interests	63,671	62,072	19,491	23,926
Redeemable preferred interests	11,469	12,563	3,094	4,188

Net Income	$52,202	$49,509	$16,397	$19,738

Allocation of Net Income:
General Partner	$23,300	$22,099	$7,319	$8,810
Common Limited Partner	$28,902	$27,410	$9,078	$10,928

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Changes in Partners’ Capital

	Irvine Apartment	The Irvine
(unaudited, in thousands)	Communities LLC	Company	Total

Partners’ Capital
Balance at January 1, 2000	$682,315	$230,606	$912,921
Net income	22,099	27,410	49,509
Distributions	(42,516)	(52,739)	(95,255)

Balance at September 30, 2000	$661,898	$205,277	$867,175

Balance at January 1, 2001	$657,009	$199,211	$856,220
Net income	23,300	28,902	52,202
Distributions	(42,849)	(53,151)	(96,000)
Redemption of preferred limited partner units (Note 4)	(571)	(708)	(1,279)

Balance at September 30, 2001	$636,889	$174,254	$811,143

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

(unaudited, in thousands)	2001	2000

Cash Flows from Operating Activities
Net income	$52,202	$49,509
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	1,397	1,488
Depreciation and amortization	44,506	43,011
Redeemable preferred interest	11,469	12,563
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Restricted cash	(218)	(192)
Other assets	(418)	7,908
Accounts payable and accrued liabilities	5,681	8,583
Security deposits	707	1,670

Net Cash Provided by Operating Activities	115,326	124,540

Cash Flows from Investing Activities
Capital improvements to operating real estate assets	(3,205)	(1,751)
Capital investments in real estate assets	(79,681)	(100,996)

Net Cash Used in Investing Activities	(82,886)	(102,747)

Cash Flows from Financing Activities
Proceeds from mortgages and notes payable	69,238	104,500
Payments on mortgages and notes payable	(56,008)	(41,195)
Redemption of preferred limited partner units	(50,000)	—
Advance from affiliate	25,000	41,501
Additions to deferred financing costs	—	(1,741)
Distributions to redeemable preferred limited partner unit holders	(11,469)	(8,375)
Distributions to partners	(96,000)	(95,255)

Net Cash Used in Financing Activities	(119,239)	(565)

Net (Decrease) Increase in Cash and Cash Equivalents	(86,799)	21,228
Cash and Cash Equivalents at Beginning of Period	97,406	13,834

Cash and Cash Equivalents at End of Period	$10,607	$35,062

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amounts capitalized	$40,647	$30,612

See accompanying notes.

IAC Capital Trust

Balance Sheets

	September 30,	December 31,
(dollars in thousands)	2001	2000

	(unaudited)
Assets
Cash	$5	$5
Investment in Subsidiary	150,000	150,000

	$150,005	$150,005

Liabilities and Equity
Redeemable Preferred Securities, 25,000,000 securities authorized
Redeemable Series A Preferred Securities, 6,900,000 securities authorized, 6,000,000 securities issued and outstanding	$150,000	$150,000
Equity
Common Securities, 20,000 securities authorized, 200 securities issued and outstanding	5	5

	$150,005	$150,005

See accompanying notes.

IAC Capital Trust

Statements of Operations and Equity

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

(unaudited, in thousands)	2001	2000	2001	2000

Revenue
Income from investment in subsidiary	$9,282	$9,282	$3,094	$3,094

Income before redeemable preferred interest	9,282	9,282	3,094	3,094
Redeemable preferred interest	9,282	9,282	3,094	3,094

Net Income	$—	$—	$—	$—

Equity — beginning of period	$5	$5
Net income	—	—

Equity — end of period	$5	$5

See accompanying notes.

IAC Capital Trust

Statements of Cash Flows

	Nine Months
	Ended September 30,

(unaudited, in thousands)	2001	2000

Cash Flows from Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Redeemable preferred interest	9,282	6,188

Net Cash Provided by Operating Activities	9,282	6,188

Cash Flows from Financing Activities
Distributions to preferred securities holders	(9,282)	(6,188)

Net Cash Used in Financing Activities	(9,282)	(6,188)

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	5	5

Cash and Cash Equivalents at End of Period	$5	$5

See accompanying notes.

Irvine Apartment Communities, L.P.
IAC Capital Trust

Notes to Consolidated Financial Statements
(unaudited)

Note 1 — Organization

Irvine Apartment Communities, L.P. (the “Partnership”), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (“IAC, Inc.”) obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the “Acquiror”), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the “Merger”), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC (“IACLLC”). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common limited partnership units in the Partnership and IACLLC became the sole general partner of the Partnership. The Partnership’s management and operating decisions are under the unilateral control of IACLLC. All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC. At September 30, 2001, IACLLC had a 44.6% general partnership interest and The Irvine Company had a 55.4% common limited partnership interest in the Partnership.

The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. The Partnership has created market positions in Northern California, San Diego County and Santa Monica which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch. As of June 30, 2001, the Partnership owned 65 apartment communities. In July 2001, due to the similarity of property operations and product type and the proximity of property locations, the following apartment communities were combined for reporting purposes: Bayport, Bayview and Baywood are now considered one apartment community; Santa Rosa and Santa Rosa II are now considered one apartment community; and One Park Place and Villa Siena are now considered one apartment community. Therefore, as of September 30, 2001, the Partnership owned 61 apartment communities representing 18,651 operating apartment units and 830 units under construction or development. In March 1998, the Partnership and Western National Property Management (“WNPM”) announced the formation of a strategic alliance that assumed all property management responsibilities for the Partnership’s Southern California portfolio. Subsequently, the property management responsibilities of the new entity, Irvine Apartment Management Company (“IAMC”), were expanded to include the Partnership’s entire portfolio. On March 30, 2001, The Irvine Company purchased WNPM’s 25% interest in IAMC. At September 30, 2001, IAMC is owned 75% by the Partnership and 25% by The Irvine Company.

IAC Capital Trust (the “Trust”), a Delaware business trust, was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the Partnership. The Trust exists for the sole purpose of issuing redeemable preferred securities and investing the proceeds thereof in preferred limited partner units of the Partnership.

Note 2 — Basis of Presentation

The accompanying financial statements of the Partnership include the consolidated accounts of its financially controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The

Trust’s investment in subsidiary relates to the redeemable Series A preferred limited partner units in the Partnership. The Trust has less than a controlling interest in the Partnership and accounts for its investment using the equity method.

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

The Partnership evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $160,448,000 and $146,369,000 for the nine months ended September 30, 2001 and 2000, respectively, and $53,304,000 and $51,695,000 for the three months ended September 30, 2001 and 2000, respectively. All other segment measurements are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000.

Profits and losses of the Partnership are generally allocated to the general partner and to the common limited partner based on their respective ownership interests in the Partnership. The holders of the Series A redeemable preferred limited partner units and redeemable preferred securities are entitled to distributions/dividends at an annual rate of 8 1/4% of the stated value per unit/security. The stated value of each unit/security is $25. The holders of the Series B redeemable preferred limited partner units were entitled to distributions at an annual rate of 8 3/4% of the stated value per unit (see Note 5). The stated value of each unit was $25.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2001 and December 31, 2000, and the revenues and expenses for the three and nine months ended September 30, 2001 and 2000. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership’s and the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000.

Note 3 — Mortgages and Notes Payable

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

Tax-Exempt Mortgage Bond Financings: On August 1, 2001, the Partnership completed a $69.2 million offering of tax-exempt mortgage bonds. The offering included $19.2 million of new tax-exempt mortgage bonds (the “2001 Bonds”) for the construction of a 104-unit apartment building (the “Project”) at the Partnership’s Villa Siena property. Additionally, the offering included the refinancing of the Partnership’s existing $32 million tax-exempt mortgage bonds and $18 million tax-exempt mortgage bonds (the “Refinanced Bonds” and collectively with the 2001 Bonds, the “Bonds”). Payment of principal and interest on the Bonds is secured by an irrevocable direct-pay letter of credit issued by Bank of America, N.A. As a result, the Bonds were assigned the rating of “Aaa”/ “VMIG 1” from Moody’s. Monthly interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The 2001 Bonds represent loans payable that are collateralized by a deed of trust granting a security interest in the Project. The 2001 Bonds bear interest at a weekly-remarketed tax-exempt rate and are due August 2034. As of September 30, 2001, the Partnership had received proceeds of $6.1 million representing land acquisition, transaction and development costs related to the Project. The remaining $13.1 million of proceeds (included as a receivable in other assets) from the 2001 Bonds is held by a trustee and will be funded for construction of the Project as costs are incurred. Proceeds from the Refinanced Bonds were used to repay the Partnership’s existing tax-exempt mortgage bonds. All terms of the Refinanced Bonds remain unchanged; however, the Refinanced Bonds are now unsecured and no longer collateralized by a deed of trust.

Note 4 — Partners’ Capital

In conjunction with the redemption of the Series B Preferred Limited Partner Units (see Note 5), $1.3 million was charged directly to partners’ capital which represents the excess of the redemption price over the carrying amount of the preferred limited partner units.

Reconciliation of Common Partnership Units Outstanding

	Nine Months Ended September 30, 2001 and 2000

		The Irvine
	IACLLC	Company	Total

(in thousands, except percentages)
Balance at beginning and end of period	20,176	25,027	45,203

Ownership interest at end of period	44.6%	55.4%	100%

Note 5 — Minority Redeemable Preferred Interests

In January 1998, the Trust issued 6.0 million of 8 1/4% Series A Preferred Securities. The proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Partnership. The Partnership used the $150 million of proceeds, net of costs and offering expenses, all of which were paid by the Partnership, to repay the outstanding balance on the Partnership’s unsecured credit facility and to fund development.

In November 1998, the Partnership issued 2.0 million of 8 3/4% Series B Preferred Limited Partner Units. The Partnership used the net proceeds to reduce the outstanding balance on its unsecured line of credit.

On July 12, 2001, the Partnership’s 2.0 million of 8 3/4% Series B Preferred Limited Partner Units were redeemed by the Partnership. The Partnership utilized its cash on hand for the redemption.

Note 6 — Certain Transactions With Related Parties

Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for information technology and other services totaling $495,000 and $171,000 for the nine months ended September 30, 2001 and 2000, respectively, and $210,000 and $145,000 for the three months ended September 30, 2001 and 2000, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. The Partnership incurred rent totaling $464,000 and $418,000 for the nine months ended September 30, 2001 and 2000, respectively, and $170,000 and $140,000 for the three months ended September 30, 2001 and 2000, respectively, related to leases with The Irvine Company that expire at the end of 2003. IAMC incurred rent totaling $264,000 and $214,000 for the nine months ended September 30, 2001 and 2000, respectively, and $87,000 and $82,000 for the three months ended September 30, 2001 and 2000, respectively, related to a lease with The Irvine Company that expires in June 2005.

The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $9.6 million and $12.7 million for the nine months ended September 30, 2001 and 2000, respectively, and $4.3 million and $5.6 million for the three months ended September 30, 2001 and 2000, respectively. The aggregate amount incurred by the Partnership for such costs was $10.2 million and $8.9 million for the nine months ended September 30, 2001 and 2000, respectively, and $2.4 million and $2.9 million for the three months ended September 30, 2001 and 2000, respectively.

Included in other assets at September 30, 2001 is approximately $658,000 due from The Irvine Company. The amount represents a receivable of the Partnership for general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

Included in accounts payable and accrued liabilities at September 30, 2001 is approximately $165,000 due to The Irvine Company. The amount represents a payable to The Irvine Company for information technology costs incurred by The Irvine Company on behalf of the Partnership.

During the first quarter of 2001, the Partnership recorded interest income of approximately $48,000 related to amounts due from The Irvine Company at the end of 2000. Amounts due from The Irvine Company accrued interest at 5.73%. As of September 30, 2001, The Irvine Company had advanced to the Partnership $25 million for construction purposes. During the third quarter of 2001, the Partnership recorded interest expense of approximately $102,000 relating to advances from The Irvine Company, with the interest accruing at 3.05%. For the three and nine months ended September 30, 2000, the Partnership incurred net interest expense of approximately $321,000 and $489,000, respectively, relating to advances from The Irvine Company, with interest accruing at 5.73%.

In October 2000, the Partnership and The Irvine Company entered into a Loan Agreement whereby the Partnership is the lender and The Irvine Company is the borrower. Borrowings under the Loan Agreement shall bear interest at a variable or fixed rate to be quoted by the Partnership however the rate shall not be lower than the applicable federal rate or the rate at which interest is paid to the Partnership on its overnight cash investments. The Irvine Company shall make monthly interest payments on each borrowing until the principal is repaid. The Loan Agreement expires in June 2003. As of September 30, 2001, there were no borrowings under the Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the activities of the Partnership for the three and nine month periods ended September 30, 2001 (unaudited) with the activities of the Partnership for the three and nine month periods ended September 30, 2000 (unaudited). The Trust is a limited purpose financing vehicle established by the Partnership and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Partnership.

The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the Partnership’s and the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000.

Certain information set forth below is forward looking and involves various risks and uncertainties. Such information is based upon a number of estimates and assumptions that inherently are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Partnership’s control.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

The Partnership’s net income was $16.4 million for the three months ended September 30, 2001, down from $19.7 million for the same period of 2000. The Partnership’s net income decreased in 2001 due to an increase in interest expense related to the additional conventional mortgage financings in 2000 and tax-exempt mortgage bond financing in 2001. The decrease was offset, in part, by an increase in rental rates within its stabilized portfolio.

Revenue and Expense Data

	Three Months Ended
	September 30,

	2001	2000

(dollars in thousands)
Number of stabilized communities	58	56
Number of operating units at end of period	18,651	17,797
Consolidated Information:
Operating revenues	$79,318	$74,558
Property expenses	$19,671	$17,150
Real estate taxes	$6,343	$5,713

In July 2001, due to the similarity of property operations and product type and the proximity of property locations, the following apartment communities were combined for reporting purposes: Bayport, Bayview and Baywood are now considered one apartment community; Santa Rosa and Santa Rosa II are now considered one apartment community; and One Park Place and Villa Siena are now considered one apartment community. Certain prior period information has been restated to conform with this current presentation.

Operating revenues (rental and other income) increased by 6.4% to $79.3 million in the third quarter of 2001, up from $74.6 million in the same period of 2000. Operating revenues rose in 2001 because of higher rental rates and a larger average number of rental units in service, primarily as a result of new development.

Property expenses increased by 14.7% to $19.7 million in the third quarter of 2001, up from $17.2 million in the same period of 2000. The 2001 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 2001. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC in March 1998 to manage the Partnership’s properties. The personnel and office costs of IAMC are included in property expenses.

Real estate taxes totaled $6.3 million in the third quarter of 2001 and $5.7 million in the same period of 2000. Real estate taxes increased in the third quarter of 2001 due primarily to the addition of new rental units.

Net interest expense increased to $16.8 million in the third quarter of 2001 compared to $13.0 million in the same period of 2000. Total interest incurred was $18.1 million in the third quarter of 2001 and $14.5 million in the same period of 2000. Total interest incurred increased due to the impact of the Partnership’s additional conventional mortgage financings in 2000 and tax-exempt mortgage bond financing in 2001. Capitalized interest totaled $1.3 million in the third quarter of 2001 and $1.5 million in the same period of 2000. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

Depreciation and amortization expense increased to $15.8 million in the third quarter of 2001, up from $13.6 million in the same period of 2000. The increase in 2001 was mostly due to the completion and delivery of newly developed rental units.

General and administrative expense decreased to $1.5 million in the third quarter of 2001, down from $2.0 million in the same period of 2000. The decrease in 2001 was due to cost reductions related to staffing and associated overhead costs.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000.

The Partnership’s net income was $52.2 million for the nine months ended September 30, 2001, up from $49.5 million for the same period of 2000. The Partnership’s net income increased in 2001 due to an increase in rental rates within its stabilized portfolio. The increase was offset, in part, by an increase in interest expense related to the additional conventional mortgage financings obtained in 2000 and tax-exempt mortgage bond financing in 2001.

Revenue and Expense Data

	Nine Months Ended
	September 30,

	2001	2000

(dollars in thousands)
Number of stabilized communities	58	56
Number of operating units at end of period	18,651	17,797
Consolidated Information:
Operating revenues	$234,415	$213,267
Property expenses	$55,868	$50,214
Real estate taxes	$18,099	$16,684

Operating revenues (rental and other income) increased by 9.9% to $234.4 million in the first nine months of 2001, up from $213.3 million in the same period of 2000. Operating revenues rose in 2001 because of higher rental rates and a larger average number of rental units in service, primarily as a result of new development.

Property expenses increased by 11.3% to $55.9 million in the first nine months of 2001, up from $50.2 million in the same period of 2000. The 2001 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 2001.

Real estate taxes totaled $18.1 million in the first nine months of 2001 and $16.7 million in the same period of 2000. Real estate taxes increased in the first nine months of 2001 due primarily to the addition of new rental units.

Net interest expense increased to $48.5 million in the first nine months of 2001 compared to $38.2 million in the same period of 2000. Total interest incurred was $52.9 million in the first nine months of 2001 and $43.1 million in the same period of 2000. The increase in interest incurred in the first nine months of 2001 was primarily due to the impact of the Partnership’s additional conventional mortgage financings in 2000 and the tax-exempt mortgage bond financing in 2001. Capitalized interest totaled $4.4 million in the first nine months of 2001 and $4.9 million in the same period of 2000. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

Depreciation and amortization expense increased to $44.5 million in the first nine months of 2001, up from $43.0 million in the same period of 2000. The increase in 2001 was mostly due to the completion and delivery of newly developed rental units.

General and administrative expense increased to $6.3 million in the first nine months of 2001, up from $5.9 million in the same period of 2000. The increase in 2001 was the result of additional employee related costs incurred during the first half of 2001.

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

Debt: The Partnership’s conventional debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of IAC, Inc.’s December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2002 to 2008. The weighted average effective interest rate on the Partnership’s debt, including the non-cash charges of amortization of deferred financing costs, was 6.43% at September 30, 2001.

Debt Structure at September 30, 2001

	Debt	Weighted Average
	Balance	Interest Rate

(dollars in thousands)
Fixed rate debt
Conventional mortgage financings	$503,281	7.51%
Mortgage notes payable to The Irvine Company	57,760	6.14%
Tax-exempt assessment district debt	4,645	6.29%
Unsecured tax-exempt bond financings	334,190	4.93%
Unsecured notes payable	99,455	7.10%

Total fixed rate debt	999,331	6.52%

Variable rate debt
Tax-exempt mortgage bond financings	19,200	3.30%
Tax-exempt assessment district debt	15,600	4.60%
Unsecured tax-exempt bond financings	50,038	3.30%

Total variable rate debt	84,838	3.54%

Total debt	$1,084,169	6.29%

Operating Activities: Cash provided by operating activities was $115.3 million and $124.5 million in the first nine months of 2001 and 2000, respectively. Cash provided by operating activities decreased in the first nine months of 2001 compared to the same period in 2000 primarily due to an increase in interest expense and changes in working capital during the first nine months of 2001 partially offset by an increase in the Partnership’s NOI.

Investing Activities: Cash used in investing activities was $82.9 million and $102.7 million in the first nine months of 2001 and 2000, respectively. The decrease reflects decreased development activity in the first nine months of 2001 as compared to 2000.

Financing Activities: Cash used in financing activities was $119.2 million and approximately $565,000 in the first nine months of 2001 and 2000, respectively. Cash used in financing activities increased primarily as a result of the net proceeds from borrowings and advances during the first nine months of 2000 and the redemption of the Series B Preferred Limited Partner Units during the first nine months of 2001.

Capital Expenditures

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $3.2 million and $1.8 million in the first nine months of 2001 and 2000, respectively. Capital investments in real estate assets totaled $79.7 million and $101.0 million in the first nine months of 2001 and 2000, respectively. These investments consisted of new development and capital replacements.

Capital Improvements: The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset’s useful life.

Capital Replacements: Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for capital replacements totaled $2.3 million in the first nine months of 2001. These expenditures were made at six properties: Promontory Point, Turtle Rock Vista, Rancho San Joaquin, Park West, Woodbridge Willows, and The Bays.

Capital Investments in New Development: Currently, the Partnership has two apartment communities under development or construction that are expected to require total expenditures of approximately $344 million, of which $210 million had been incurred as of September 30, 2001. Funding for these developments is expected to come from borrowings from financial institutions and refinancing of long-term debt. The Partnership has no plans for future development beyond the remaining two apartment communities currently under development.

Construction Information

				Total
			Commencement	Estimated Costs
Apartment Community	Location	Units	of Construction	(in millions)

On Irvine Ranch:
Villa Siena(1)	Irvine	1,442	2/99	$298

Off Irvine Ranch:
Franklin Street	Redwood City	206	11/00	74

Total		1,648		$372

(1)	As of September 30, 2001, 818 units were delivered and 596 units were occupied.

The estimated costs of apartment communities that are in development are only estimates. Actual results will depend on numerous factors, many of which are beyond the control of the Partnership. These include the extent and timing of economic growth in the Partnership’s rental markets; future trends in the pricing of construction materials and labor; product design changes; entitlement decisions by local government authorities; weather patterns; changes in interest rate levels; and other changes in capital markets. No assurance can be given that the estimates set forth in the foregoing table will not vary substantially from actual results.

Impact of Inflation

The Partnership’s business is affected by general economic conditions, including the impact of inflation and interest rates. Substantially all of the Partnership’s leases allow, at time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Partnership to seek increases in rents. Substantially all leases are for a period of one year or less. The short-term nature of these leases generally serves to minimize the risk to the Partnership of the adverse effects of inflation. For construction, the Partnership enters into various contracts for the development and construction of new apartment communities. These are fixed-fee contracts and thus partially insulate the Partnership from inflationary risk.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements No. 137 and 138, in June 1999 and June 2000, respectively, (collectively, the “Statements”). The Statements are effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for the Partnership). The Partnership adopted the new Statements on January 1, 2001; however, because the Partnership currently has no derivatives, there is currently no impact on the financial position or the results of operations of the Partnership.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2000.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

     None.

     (b) During the third quarter of 2001, the Partnership and the Trust filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IRVINE APARTMENT COMMUNITIES, L.P.

By:	Irvine Apartment Communities LLC its sole general partner

Date: November 12, 2001	By:	/s/ Michael D. McKee ————————————
Michael D. McKee Vice Chairman, Chief Financial Officer and Secretary

IAC CAPITAL TRUST

Date: November 12, 2001	By:	/s/ David A. Patty ————————————
David A. Patty Regular Trustee