Form 10-K405
period 2001-12-31
IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 2002-03-28
CIK 1038358, 1048922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number:	0-22569 (Irvine Apartment Communities, L.P.)
1-13721 (IAC Capital Trust)

IRVINE APARTMENT COMMUNITIES, L.P.
IAC CAPITAL TRUST

(Exact Name of Registrants as Specified in Its Charter)

Delaware	33-0587829
Delaware	91-6457946

(State of Incorporation)	(I.R.S. Employer Identification Number)

550 Newport Center Drive, Suite 300, Newport Beach, California 92660

(Address of principal executive offices)

Registrants’ telephone number, including area code: (949) 720-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Series A Preferred Securities (IAC Capital Trust)	New York Stock Exchange, Inc.

Number of securities outstanding as of December 31, 2001: 6,000,000

Securities registered pursuant to Section 12(g) of the Act:
Title of each class:
Units of General Partnership Interest
(Irvine Apartment Communities, L.P.)
Number of units outstanding as of December 31, 2001: 20,175,893

     Indicate by check mark whether the registrants have (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and (2) has been subject to such filing requirements for the past 90 days:

Irvine Apartment Communities, L.P.	Yes [X]	No [ ]
IAC Capital Trust	Yes [X]	No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Irvine Apartment Communities LLC, the sole general partner of Irvine Apartment Communities, L.P., owns all of the outstanding units of general partnership interest of Irvine Apartment Communities, L.P. An affiliate of Irvine Apartment Communities LLC owns all of the outstanding common limited partnership units of Irvine Apartment Communities, L.P.

IRVINE APARTMENT COMMUNITIES, L.P.
IAC CAPITAL TRUST

PART I

Item 1. Business

Organization and General Business Description

     Irvine Apartment Communities, L.P. (the “Partnership”), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (“IAC, Inc.”) obtained a general partnership interest in and became the sole managing general partner of the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the “Acquiror”), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the “Merger”), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC (“IACLLC”). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership. At December 31, 2001, IACLLC had a 44.6% general partnership interest and The Irvine Company had a 55.4% common limited partnership interest in the Partnership.

     The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. The Partnership has created market positions in Northern California, San Diego County and Santa Monica which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch. As of June 30, 2001, the Partnership owned 65 apartment communities (collectively, the “Properties”). In July 2001, due to the similarity of property operations and product type and the proximity of property locations, the following apartment communities were combined for reporting purposes: Bayport, Bayview and Baywood are now considered one apartment community; Santa Rosa and Santa Rosa II are now considered one apartment community; and One Park Place and Villa Siena are now considered one apartment community. Therefore, as of December 31, 2001, the Partnership owned 61 apartment communities representing 18,800 operating apartment units and 681 units under construction or development.

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

     In March 1998, the Partnership and Western National Property Management (“WNPM”) announced the formation of a strategic alliance that assumed all property management responsibilities for the Partnership’s Southern California portfolio. Subsequently, the property management responsibilities of the new entity, Irvine Apartment Management Company (“IAMC”), were expanded to include the Partnership’s entire portfolio. The Partnership believes that this strategic alliance creates greater efficiencies and enhances service to customers. On March 30, 2001, The Irvine Company purchased WNPM’s 25% interest in IAMC. At December 31, 2001, IAMC is owned 75% by the Partnership and 25% by The Irvine Company.

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

Description of Business

     As of December 31, 2001, the Partnership owned and operated 58 stabilized properties containing 17,713 units (the “Stabilized Communities”). In addition, the Partnership owned three apartment communities with 1,087 operating apartment units and 681 units under construction or development (the “Communities Under Development”), for a total of 19,481 units. Therefore, as of December 31, 2001, the Partnership owned 61 apartment communities representing 18,800 operating apartment units and 681 units under construction or development.

     The majority of the Partnership’s apartment communities are located on the Irvine Ranch. The Irvine Ranch is located in central Orange County, California, between San Diego and Los Angeles. The western boundary of the Irvine Ranch borders approximately six miles of the Pacific Ocean. Today, the portion of the Irvine Ranch which is still owned by The Irvine Company covers approximately 90 square miles and includes more than 50,000 undeveloped acres. The developed portion of the Irvine Ranch, which includes significant parts of the cities of Irvine, Newport Beach and Tustin, is part of an urban master-planned community. The Irvine Ranch has been developed over the past 40 years in accordance with an original master plan (the “Master Plan”) which, over time, has been refined to accord with locally approved general plans. The Irvine Ranch is one of the major commercial, retail and residential centers in Southern California.

     In 1997, the Partnership commenced operations in Northern California’s Silicon Valley and the northern coastal markets of San Diego County. In 1998, the Partnership purchased a property in Los Angeles County. As of December 31, 2001, the Partnership had units in operation or under development at eight properties located off the Irvine Ranch. The Partnership has created these new market positions in California which possess rental demographics and economic growth prospects similar to those on the Irvine Ranch. See “Business Strategy - Off-Ranch Properties.”

     For the year ended December 31, 2001, the average physical occupancy (number of units occupied divided by the total number of units) of the Stabilized Communities was 95.0% and the average monthly rent per unit was $1,457. The Communities Under Development are expected to include a total of 1,768 apartment units and are expected to have an aggregate estimated cost of approximately $461 million. As of December 31, 2001, 1,087 units were completed with 767 units occupied and generating rental revenue in Communities Under Development.

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

Business Strategy

Operating Strategies

•	Provide an exceptional living environment for residents. The Properties are located in selected markets of California with historically strong economies and highly educated, relatively affluent renters. The Properties are conceived, designed, constructed, maintained and operated to appeal to this renter base. Property sites are often chosen based on their proximity to employment centers, schools, retail centers and recreational facilities, and are usually situated amid parks, hiking trails and other open space. Community amenities often include swimming pools and spas, fitness centers, business centers with self-service computer and telecommunications services, and other, property-specific recreation facilities. On-site staff are highly skilled to deliver a high standard of customer service to all residents, with compensation based, in part, on the annual achievement of specific customer service goals.

•	Enhance efficiency of operations. The Partnership had historically subcontracted on-site staffing, personnel management and accounting functions to three independent property management firms. In March 1998, the Partnership and WNPM entered into a strategic alliance that, in April 1998, assumed all property management responsibilities for the Partnership’s Southern California portfolio and, in January 1999, assumed responsibility for the Partnership’s entire portfolio. By centralizing all property management functions into one entity, the strategic alliance provides greater efficiencies, reduces property management fees and property management costs, improves training of on-site employees and enhances service to customers. Through December 31, 1999, WNPM was the managing member of IAMC and was responsible for its day to day operations, but the Partnership, through its control of a majority of the board of directors of IAMC, had significant control over IAMC including approval of business plans and budgets, compensation, and the employment of the executive officers of IAMC. On January 1, 2000, the partnership agreement for IAMC was amended and restated whereby the Partnership purchased a 24% partnership interest in IAMC from WNPM, resulting in the Partnership owning a 75% partnership interest in IAMC and WNPM owning a 25% interest in IAMC. On March 30, 2001, The

Irvine Company purchased WNPM’s 25% interest in IAMC. At December 31, 2001, IAMC is owned 75% by the Partnership and 25% by The Irvine Company.

•	Capitalize on strong brand identity within Orange County to enhance marketing efforts and extend that identity to the Partnership’s other markets in California. The Partnership designs and implements marketing programs within its targeted markets to capitalize on its brand name awareness among renters in Orange County, and to broaden that recognition to potential renters in all locations where it operates. Management believes that a strong brand identity, and associated characteristics of quality and standards of service, provides the Properties with a competitive advantage in the attraction and retention of new residents. The Partnership’s marketing programs share common visual and textual themes that reinforce brand identity. These programs include a website with pages highlighting each property, a magazine guide that is updated and distributed quarterly, and single-source 800 telephone number to provide information on the Properties. In addition, targeted advertising campaigns promote the Partnership’s portfolio and its attractive quality of lifestyle characteristics.

Development Strategies

•	Complete development of the Communities Under Development to complement and expand the Partnership’s existing rental market base. The broad employment and renter base on the Irvine Ranch allows development of a variety of apartment property types and amenity levels, including projects designed for the family, luxury and senior markets, and the area’s large population of young professionals. The Partnership’s development program through market segmentation, has identified target markets and, supported by consumer research and focus group studies, market segmentation decisions have been made at the earliest planning stages, when new residential villages for the Irvine Ranch were conceived and the villages’ largest and most important amenities were selected. Location of schools, recreational facilities, retail centers, open space and views were all important considerations. Individual development decisions — including site location, product design, amenities and marketing programs — have also been geared to appeal to the needs and desires of the target rental market.

•	Utilize experienced management to create high-quality, well-built properties designed to sustain their value. The Partnership brings considerable management expertise to all aspects of the development, construction and leasing process. Senior management is actively involved in new project development from the inception of a new apartment community and is responsible for target market identification; design of site plans, building plans, and floor plans; project and unit amenity selection; and site-specific governmental approvals. The Partnership engages experienced independent general contractors to act as intermediaries with subcontractors and to manage on-site activities under the close supervision of the Partnership’s internal construction group. The Partnership builds properties using high-quality construction materials and techniques, and believes that this higher initial investment in quality enhances long-term value creation by sustaining high community rental income levels and reducing long-term expense levels.

“Off-Ranch” Properties

     While the Partnership’s principal focus has been on the development of apartment communities on the Irvine Ranch, in 1997 the Partnership commenced an “off-Ranch” expansion program. The Partnership’s strategic growth plan was designed to create meaningful market positions off the Irvine Ranch in some of California’s most promising growth centers by developing or acquiring apartment communities in areas that possess rental demographics and economic growth prospects similar to those on the Irvine Ranch.

     The Partnership’s “off-Ranch” expansion program was centered in Northern California’s Silicon Valley and the northern coastal markets of San Diego County. In 1997, the Partnership acquired a 923-unit apartment community (The Villas of Renaissance) located in the La Jolla region of Northern San Diego County. In 1998, the Partnership completed construction of a 342-unit apartment community (The Hamptons at Cupertino) in the Silicon Valley and began development and construction on three additional apartment communities (with a total of approximately 660 units) in the Silicon Valley and two additional apartment communities (with a total of approximately 570 units) in Northern San Diego County. Also in 1998, the Partnership purchased a 120-unit, high-rise apartment building under renovation located in Santa Monica (1221 Ocean Avenue).

     During 1999, a 336-unit apartment community in Northern San Diego County (Arcadia at Stonecrest) was completed and achieved stabilization. During 2000, a 155-unit apartment community in Northern California (The

Villas at Bair Island Marina) was completed and achieved stabilization. In addition, the renovations at 1221 Ocean Avenue were completed and the apartment building was 80% occupied as of December 31, 2001. During 2001, a 232-unit apartment community in San Diego County (La Jolla Palms) was completed and achieved stabilization. Also during 2001, a 300-unit apartment community in Northern California (Cherry Orchard Apartments) was completed and achieved stabilization. The remaining off-Ranch project, a 206-unit apartment community in Northern California (Franklin Street), was under development at December 31, 2001. The Partnership has no plans to expand its off-Ranch portfolio beyond these eight properties.

Irvine Ranch Master Plan

     The Irvine Company is a real estate investment and community development firm engaged in the long-term development of the Irvine Ranch. The urbanization of the Irvine Ranch began in the 1960s with the adoption of the pioneering comprehensive Master Plan for future community development which originally constituted a large map of the Irvine Ranch and a series of supporting maps detailing land uses. Subsequently, The Irvine Company worked closely with the various local jurisdictions which govern the Irvine Ranch to adopt general plans for the future development of their jurisdictions. The Irvine Company’s overall Master Plan was refined to accord with the approved general plans and the residential, commercial, industrial, environmental and aesthetic balance desired by each jurisdiction. As a result, today the Irvine Ranch Master Plan is a compilation of the various interlocking general plans described above. The Irvine Company continuously engages in planning activities and the Master Plan refinement process is ongoing. The Irvine Company works closely with local government representatives, community residents and other civic and environmental groups to obtain the necessary local support and entitlements for its developments. The goal of the Master Plan was and remains to create innovative urban and suburban environments through the well-planned, coordinated development of residential communities and employment centers (which include major business and retail centers, and research and development and industrial parks) as well as civic, cultural, recreational, educational and other supportive facilities, all with an emphasis on improving the quality of life and achieving long-term balanced regional economic growth.

     The success of the Irvine Ranch as a master-planned development is, in large part, attributable to the early creation of a broad employment base. The Irvine Company has emphasized the promotion of job creation on the Irvine Ranch and has been involved in creating four major employment centers on the Irvine Ranch, each easily accessible by apartment residents and the surrounding area. The Irvine Company has been the sole developer of the Irvine Spectrum, a 5,000-acre research, technology and employment center which houses more than 2,500 companies and approximately 55,000 employees and includes 26 million square feet of retail, manufacturing, research and development and office space. The Irvine Business Complex, which surrounds the John Wayne airport, houses over 50,000 employees and includes more than 24 million square feet of office and other commercial space and over 14 million square feet of industrial space. Newport Center contains over 2.5 million square feet of general purpose office space, a 1.3 million square-foot regional mall (Fashion Island), a tennis club and two country clubs. In addition, The Irvine Company donated land to the University of California at Irvine, a 1,470-acre campus which currently has approximately 21,900 students and 15,000 employees. The proximity of the Irvine Ranch Properties to these employment centers makes them attractive residential locations.

Market Segmentation and the Village Concept

     The Irvine Company’s land use planning emphasizes market segmentation in order to ensure adequate and appropriate allocation of land uses which support sustained growth for the long term. Through careful planning, design and marketing, The Irvine Company also promotes compatibility and synergy among properties of the same type in order to maximize the likelihood of success of new projects, to preserve and build value for existing projects and to build sustainable long-term market value for homeowners, local merchants and employers. In accordance with the Master Plan, The Irvine Company has created fourteen villages which are used as micro-planning areas in an effort to facilitate the desired segmentation of products.

     Each village throughout the Irvine Ranch has a distinctive, thematic identity which characterizes the primary features and attributes of the village and helps to distinguish the target market for the Partnership’s product. For example, Tustin Ranch, in the City of Tustin, is a family-oriented village featuring an 18-hole championship golf course, athletic fields, jogging, hiking and equestrian trails. Along the ocean is the village of Newport Coast, an upscale community featuring ocean views and million-dollar custom built homes. The Village of Westpark, in Irvine, caters to young professionals with growing families and offers the highly renowned public school system and recreational facilities of the City of Irvine.

     Within each village, the Partnership’s target market is further defined. The primary factor which determines the appropriate target for the product is location. For example, the professional product type is targeted towards busy executives and professionals of all ages and is typically located near major business centers and in close proximity to entertainment, retail and dining establishments as well as major transportation corridors. The university product type, on the other hand, is located within walking distance of a college or university, student-oriented retail centers, and public transportation.

     Finally, the Partnership specifically designs its products to appeal to a target market. The Partnership’s luxury product is typically in a unique or upscale location with ocean and golf course views and provides resort-like amenities. The family product offers spacious children’s play areas and tot lots, on-site or nearby park access, individual garages, in-unit washers and dryers and may include a multi-purpose room with an activities coordinator offering activities for youngsters.

Financing Strategies

     The Partnership intends to obtain additional debt financing to fund the capital requirements of its remaining development projects. See “Capital Expenditures — Capital Investments in New Development.” Construction costs not yet funded for these development projects total approximately $114 million. The Partnership anticipates utilizing fixed rate mortgage financing to fund these construction costs, consistent with the Partnership’s strategy of maintaining a fairly low tolerance to interest rate fluctuation risk. However, based on financial market conditions at the time such financing is secured, the Partnership may utilize other debt and/or interest rate structures if it deems it prudent to do so.

     On August 1, 2001, the Partnership completed a $69.2 million offering of tax-exempt mortgage bonds. The offering included $19.2 million of new tax-exempt mortgage bonds (the “2001 Bonds”) for the construction of a 104-unit apartment building (the “Project”) at the Partnership’s Villa Siena property. Additionally, the offering included the refinancing of the Partnership’s existing $32 million tax-exempt mortgage bonds and $18 million tax-exempt mortgage bonds (the “Refinanced Bonds” and collectively with the 2001 Bonds, the “Bonds”). The 2001 Bonds bear interest at a weekly-remarketed tax-exempt rate and are due August 2034. Proceeds from the Refinanced Bonds were used to repay the Partnership’s existing tax-exempt mortgage bonds. This transaction is more fully discussed in Note 3 of the Notes to Consolidated Financial Statements.

Competition

     The Properties are located in developed areas. There are numerous other rental apartment properties within and around the market area of each property. The number of competitive rental properties in and outside of the area could have a material effect on the Partnership’s ability to rent apartments and increase rents.

Employees

     Neither the Partnership nor the Trust has any employees. The Partnership is managed by IACLLC. The business and policy making functions of the Partnership are carried out by the directors, officers and employees of IACLLC. As of February 22, 2002, IACLLC had 56 employees. None of IACLLC’s employees are subject to a collective bargaining agreement and IACLLC has experienced no labor-related work stoppages. IACLLC considers its relations with its personnel to be good.

Cyclicality

     The Partnership’s business, and the residential housing industry in general, are cyclical. The Partnership’s operations and markets are affected by local and regional factors such as local economies, demographic demand for housing, population growth, property taxes, energy costs, and by national factors such as short and long-term interest rates, federal mortgage financing programs, federal income tax provisions and general economic trends. During 2001, the Partnership’s’ Stabilized Communities experienced only slight seasonal variation in occupancy.

Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, an owner of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of such substances may be substantial. In addition, the owner’s liability as to any property is generally not limited under such laws, ordinances and regulations and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral. Under such laws, ordinances and regulations, an owner or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos, at a disposal facility may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the facility, whether or not the facility is owned or operated by such owner or entity. In connection with the ownership of the Properties or the disposal of hazardous or toxic substances, the Partnership may be liable for such costs.

     The groundwater underlying portions of the City of Irvine generally contains elevated levels of certain inorganic compounds. In addition, two United States Marine Corps air bases where soil and groundwater contamination have been discovered are located adjacent to the Irvine Ranch. Although the Partnership believes, based on a site assessment report prepared for the U.S. Marine Corps, that contamination at one of these bases is localized, there can be no assurances that it has not migrated onto any of the Irvine Ranch Properties. The other base is listed on the National Priorities List and activities from this base have resulted in groundwater contamination in the vicinity of this base. The Partnership has knowledge, based on information provided by the Orange County Water District, that contamination from this base has migrated into the groundwater underlying one of the Irvine Ranch Properties (containing 60 units). The Partnership believes that most of the contaminated groundwater is located at a substantial depth under the land surface. The Orange County Water District and the Irvine Ranch Water District, together with the Department of Defense, are currently conducting and will continue to conduct remediation activities at this base and in the area, including under the Partnership’s property, to stabilize and ultimately remediate the contamination in the area, including the Partnership’s property. Based on current information, the Partnership believes that it will not incur any remediation costs in connection with the groundwater contamination.

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

     All of the Partnership’s Properties fall under the jurisdiction of the Federal Clean Water Act. Under the Federal Clean Water Act, owners of construction sites are required to help prevent contaminates from entering into run-off systems that eventually enter sensitive waterways. Recently, jurisdictions in Orange County, California have interpreted the Federal Clean Water Act more stringently and are closely monitoring construction sites according to the stricter interpretation. Any construction site that is not in compliance with the requirements of the Federal Clean Water Act is at risk of being fined and/or of suspension of construction activity at the site. There are also similar requirements under the Federal Clean Water Act for operating properties. The Partnership believes that it is in compliance in all material respects with the stricter requirements. The Partnership will incur additional costs in order to remain in compliance with the Federal Clean Water Act; however, it does not believe such costs will be material.

     The Partnership has not been notified by any governmental authority of any material noncompliance, liability, or other claim in connection with any of the Properties. In addition, environmental assessments (which involve physical inspections without soil or groundwater analyses and generally without radon testing) were obtained on all Properties in 1993 or later except for two which were obtained prior to 1993. The Partnership is not aware of any environmental liability relating to the Properties that it believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, it is possible that the environmental assessments did not reveal all environmental liabilities with respect to the Properties, that environmental liabilities have developed with respect to the Properties since the environmental assessments were prepared or that there are material environmental liabilities of which the Partnership is unaware with respect to the Properties. Moreover, no assurance can be given that future laws, ordinances or regulations will not impose material environmental liabilities or that the current environmental condition of the Properties will not be affected by residents and occupants of the Properties or by the uses or condition of properties in the vicinity of the Properties, such as leaking underground storage tanks, or by third parties unrelated to the Partnership.

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

     The Properties must comply with Title II of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of the Properties where such removal is “readily achievable.” The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. The Partnership believes that the Properties comply in all material respects with all present requirements under the ADA and applicable state laws. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants.

     The Fair Housing Act (the “FHA”) requires, as part of the Fair Housing Amendments Act of 1988, apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHA could result in the imposition of fines or an award of damages to private litigants. The Partnership believes that the Properties that are subject to the FHA are in compliance with such law.

     Approximately 2,965 units in portions of 34 of the Partnership’s Stabilized Communities are currently subject to resident income limitations which generally restrict rental of the affected units to low or moderate income residents and which, in most instances, also limit the amount of rent that may be charged for a particular unit. A brief summary of the basis and effect of these resident income and other limitations follows:

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

     Additionally, in October 1998, the Partnership purchased a 216-unit apartment community (One Park Place; now part of the Partnership’s Villa Siena property) for $28 million of which $18 million was the assumption of tax-exempt multifamily housing revenue bonds. In September 1999, the Partnership issued an additional $32 million of tax-exempt multifamily housing revenue bonds to finance the construction of two apartment buildings consisting of 201 units at its Villa Siena property. In August 2001, the Partnership completed a $69.2 million offering of tax-exempt mortgage bonds, which included $19.2 million of new tax-exempt mortgage bonds for the construction of a 104-unit apartment building at the Partnership’s Villa Siena property and the refinancing of the Partnership’s existing $32 million tax-exempt mortgage bonds and $18 million tax-exempt mortgage bonds.

     In addition to the rental restrictions imposed by the bond regulatory agreements, many of the 23 stabilized properties and six additional properties are also subject to resident income and rent limitations by virtue of development and other agreements entered into with local municipalities and private and quasi-public interest groups. These restrictions are similar in scope and substance but differ as to expiration dates from the other restrictions discussed above.

     Five of the Stabilized Communities were developed with the assistance of U.S. Department of Housing and Urban Development (“HUD”) administered programs which provided mortgage insurance to the project lender. Certain regulatory and other agreements with HUD applicable to such financings (a) impose resident income restrictions similar to those imposed by the bond financing agreements, and (b) generally require the Partnership to operate the Properties in accordance with HUD’s standards. As of December 31, 2001, only one of the properties (The Parklands) had debt associated with such financings. A regulatory agreement additionally (a) limits the distribution of income from this property to 10% of the HUD imputed equity in this property and (b) requires that any income in excess of such 10% limit be deposited into a residual receipts account. Amounts paid into such residual receipts account have historically been used for capital improvements to the property, subject to HUD’s consent. At the expiration of the applicable regulatory or other agreement, any amount remaining in such residual receipts account belongs to HUD.

     Under Section 8 of the United States Housing Act of 1937, HUD currently provides rental assistance payments to each of these five HUD properties pursuant to certain Housing Assistance Payments (“HAP”) contracts. Under the HAP contracts, so long as the units are rented to residents whose income levels do not exceed specified HUD guidelines, each qualifying resident is required to pay only 30% of their adjusted monthly income as rent and HUD pays the difference between the 30% payment and the unit’s market rents as established by HUD. The above-mentioned restrictions and limitations will continue for the remainder of each HAP contract term. Each HAP contract has an initial term of 20 years with four 5-year renewal options exercisable at the owner’s option. At December 31, 2001, the average remaining term of the HAP contracts was approximately 1 year.

     Each of the resident and income restricted units within the Partnership’s portfolio has been subject to one or more of the foregoing restrictions either since their initial occupancy or as a result of subsequent agreements with the applicable governmental authority or other private or quasi-public interest groups. Accordingly, the effect of these restrictions on rental income from the Properties has been reflected in the historical financial results of the Partnership.

     The Partnership believes that it is in material compliance with all of the foregoing requirements. The failure of the Partnership to comply with the terms of any of the foregoing could adversely affect the Partnership’s operations.

Factors Relating to Real Estate Operations and Development

     General: Real property investments are subject to varying degrees of risk. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. If the Properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, the Partnership’s income and ability to service its debt and other obligations and to make distributions to its partners/preferred security holders will be adversely affected. In addition, the Properties consist primarily of rental apartment communities geographically concentrated in Orange County. Income from and the performance of the Irvine Ranch Properties may therefore be adversely affected by the general economic climate in Orange County, including unemployment rates and local conditions such as the supply of and demand for apartments in the area, the attractiveness of the Irvine Ranch Properties to residents, zoning or other regulatory restrictions, competition from other available apartments and alternative forms of housing, the affordability of single family homes, the ability of the Partnership to provide adequate maintenance and insurance and the potential of increased operating costs (including real estate taxes). Certain significant expenditures associated with an investment in real estate (such as mortgage and other debt payments, real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in revenue from the investment. In addition, income from properties and real estate values are also affected by a variety of other factors, such as governmental regulations and applicable laws (including real estate, zoning and tax laws), interest rate levels and the availability of financing. The Irvine Ranch Properties in the aggregate historically have generated positive cash flow from operations; however, no assurance can be given that such will be the case in the future.

     The Partnership’s “off-Ranch” development program was centered in Northern California’s Silicon Valley and the northern coastal markets of San Diego County. In 1997, the Partnership acquired a 923-unit apartment community (The Villas of Renaissance) located in the La Jolla region of Northern San Diego County. In 1998, the

Partnership completed construction of a 342-unit apartment community (The Hamptons at Cupertino) in the Silicon Valley and began development and construction on three additional apartment communities (with a total of approximately 660 units) in the Silicon Valley and two additional apartment communities (with a total of approximately 570 units) in Northern San Diego County. Also in 1998, the Partnership purchased a 120-unit, high-rise apartment building under renovation located in Santa Monica (1221 Ocean Avenue). During 1999, a 336-unit apartment community in Northern San Diego County (Arcadia at Stonecrest) was completed and achieved stabilization. During 2000, a 155-unit apartment community in Northern California (The Villas at Bair Island Marina) was completed and achieved stabilization. In addition, the renovations at 1221 Ocean Avenue were completed and the apartment building was 80% occupied as of December 31, 2001. During 2001, a 232-unit apartment community in San Diego County (La Jolla Palms) was completed and achieved stabilization. Also during 2001, a 300-unit apartment community in Northern California (Cherry Orchard Apartments) was completed and achieved stabilization. The remaining off-Ranch project, a 206-unit apartment community in Northern California (Franklin Street), was under development at December 31, 2001. The Partnership has no plans to expand its off-Ranch portfolio beyond these eight properties. The development, construction and operation of rental apartment communities in such new markets may present risks different than or in addition to the risks discussed above related to the Irvine Ranch Properties which are located entirely in Orange County. For jurisdictions off the Irvine Ranch, local jurisdiction approvals with respect to entitlements may impose requirements and conditions different from those applicable to the Irvine Ranch. No assurance can be given that any of the “off-Ranch” apartment communities will be successful.

     Equity real estate investments, such as the investments made by the Partnership in the Properties, are relatively illiquid. Such illiquidity limits the ability of the Partnership to vary its portfolio in response to changes in economic or other conditions.

     The Properties are subject to all operating risks common to apartment ownership in general. Such risks include: the Partnership’s ability to rent units at the Properties, including the 1,768 units in the Communities Under Development; competition from other apartment communities; excessive building of comparable properties which might adversely affect apartment occupancy or rental rates; increases in operating costs due to inflation and other factors which may not necessarily be offset by increased rents; increased affordable housing requirements that might adversely affect rental rates; inability or unwillingness of residents to pay rent increases; and future enactment of rent control laws or other laws regulating apartment housing, including present and possible future laws relating to access by disabled persons. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. If any of the above occurred, the Partnership’s ability to meet its debt service and other obligations and to make distributions with respect to its partners/preferred security holders could be adversely affected.

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

     Insurance: The Partnership carries commercial general liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Partnership believes are adequate and appropriate under the circumstances. In addition, The Irvine Company has a limited earthquake insurance policy covering all of its properties, including the Properties of the Partnership. There are, however, certain types of losses that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Partnership could lose its capital invested in the property, as well as the anticipated future revenues from the property, and, in the case of debt which is recourse to the Partnership, would remain obligated for any mortgage debt or other financial obligations related to the property. Any such loss would adversely affect the Partnership. The Partnership believes that the Properties are adequately insured. In addition, in light of the California earthquake risk, California building codes since the early 1970’s have established construction standards for all newly built and renovated buildings, including apartment buildings. A major code change was adopted in 1984, implementing the most strict construction standards as of such time. Forty-one of the existing 58 Stabilized Communities (representing approximately 74% of the units in the Stabilized Communities) have been completed and occupied since January 1, 1985, and the Partnership believes that all of the Stabilized Communities were constructed in full compliance with the applicable standards existing at the time of construction. In 1999, there was another major code change and more rigorous construction standards were adopted. The Partnership is currently constructing the Communities Under Development in full compliance with these stricter standards. While earthquakes have occurred from time to time in California, the Partnership has not experienced any material losses as a result of earthquakes. No assurance can be given that this will be the case in the future.

Item 2. Properties

     The Partnership owns 58 Stabilized Communities containing 17,713 apartment units and has three Communities Under Development. Below is 2001 operating information for the Stabilized Communities:

				2001 Average Monthly Rental Rates
	Year		Average Unit Size			2001 Average
Property	Completed	Number of Units	(Square Feet)	Per Unit	Per Square Foot	Physical Occupancy

Properties Stabilized Before 2001
Irvine, CA (38 Properties)
Amherst Court	1991	162	724	1,312	1.81	97.0%
Berkeley Court	1986	152	877	1,379	1.57	98.5%
Brittany at Oak Creek	1999	393	907	1,472	1.62	95.3%
Cedar Creek	1985	176	811	1,186	1.46	95.7%
Columbia Court	1984	58	852	1,277	1.50	98.7%
Cornell Court	1984	109	894	1,475	1.65	95.6%
Cross Creek	1985	136	935	1,293	1.38	97.2%
Dartmouth Court	1986	294	896	1,355	1.51	97.0%
Deerfield	1975/83	192/96	847	1,189	1.40	97.0%
Harvard Court	1986	112	826	1,322	1.60	96.6%
Northwood Park	1985	168	944	1,195	1.27	95.7%
Northwood Place	1986	604	954	1,207	1.27	95.8%
Orchard Park	1982	60	971	1,009	1.04	99.9%
Park West	1970/71/72	256/276/348	1,004	1,311	1.31	92.0%
Parkwood	1974	296	886	1,248	1.41	95.7%
Rancho San Joaquin	1976	368	896	1,334	1.49	94.6%
San Carlo	1989	354	1,074	1,507	1.40	95.1%
San Leon	1987	248	951	1,302	1.37	94.3%
San Marco	1988	426	923	1,251	1.36	94.1%
San Marino	1986	200	927	1,293	1.39	95.3%
San Mateo	1990	283	720	1,201	1.67	95.7%
San Paulo	1993	382	1,001	1,170	1.17	95.1%
San Remo	1986/88	136/112	966	1,260	1.30	95.2%
Santa Clara	1996	378	967	1,480	1.53	94.3%
Santa Maria	1997	227	1,125	1,713	1.52	93.5%
Santa Rosa	1996/98	368/207	1,017	1,246	1.23	92.8%
Sonoma at Oak Creek	1999	196	1,160	1,733	1.49	95.9%
Stanford Court	1985	320	799	1,300	1.63	96.5%
The Parklands	1983	121	794	1,135	1.43	99.6%
Turtle Rock Canyon	1991	217	1,024	1,578	1.54	94.5%
Turtle Rock Vista	1976/77	112/140	1,155	1,605	1.39	93.8%
Villa Coronado	1996	513	929	1,488	1.60	94.7%
Windwood Glen	1985	196	878	1,263	1.44	95.5%
Windwood Knoll	1983	248	903	1,136	1.26	96.6%
Woodbridge Oaks	1983	120	976	1,072	1.10	99.6%
Woodbridge Pines	1976	220	872	1,249	1.43	95.0%
Woodbridge Villas	1982	258	871	1,148	1.32	95.7%
Woodbridge Willows	1984	200	894	1,235	1.38	95.9%

Subtotal		10,438	938	1,323	1.41	95.1%

Newport Beach, CA (7 Properties)
Baypointe	1997	300	1,037	1,705	1.64	95.4%
Mariner Square	1969	114	1,104	1,451	1.31	95.3%
Newport North	1986	570	947	1,345	1.42	95.1%
Newport Ridge (Newport Coast)	1996	512	957	1,670	1.75	94.0%
Promontory Point	1974	520	1,053	2,165	2.06	92.4%
The Bays	1971/73/84	104/64/320/68	1,044	1,442	1.38	94.0%
The Colony at Fashion Island	1998	245	1,326	2,680	2.02	92.8%

Subtotal		2,817	1,037	1,733	1.67	94.1%

Tustin, CA (7 Properties)
Rancho Alisal	1988/91	344/12	967	1,300	1.34	94.6%
Rancho Maderas	1989	266	939	1,302	1.39	95.2%
Rancho Mariposa	1992	238	856	1,263	1.48	94.1%
Rancho Monterey	1996	436	932	1,458	1.56	95.0%
Rancho Santa Fe	1998	316	1,120	1,743	1.56	94.3%
Rancho Tierra	1989	252	1,031	1,385	1.34	94.7%
Sierra Vista	1992	306	852	1,340	1.57	93.5%

Subtotal		2,170	958	1,408	1.47	94.5%

Subtotal (52 Properties)		15,425	959	1,410	1.47	94.8%

Off-Ranch (4 Properties)
Arcadia at Stonecrest (San Diego)	1999	336	951	1,450	1.52	95.8%
The Hamptons at Cupertino (Cupertino)	1998	342	951	2,265	2.38	96.2%
The Villas at Bair Island Marina (Redwood City)	2000	155	1,091	2,958	2.71	94.5%
Villas of Renaissance (La Jolla)	1992	923	957	1,479	1.55	94.8%

Subtotal		1,756	967	1,757	1.82	95.2%

Properties Stabilized Before 2001 (56 Properties)		17,181	960	1,445	1.51	94.9%

Properties Stabilized During 2001[1]

Cherry Orchard Apartments (Sunnyvale)	2001	300	984	1,990	2.02	97.2%
La Jolla Palms (La Jolla)	2001	232	905	1,667	1.84	94.9%

Subtotal		532	950	1,849	1.95	96.2%

Total Portfolio (58 Properties)		17,713	960	1,457	$1.43	95.0%

[1]	Represents amounts from initial stabilization date.

     The Properties are located within the following jurisdictions in California:

			Communities
	Stabilized Communities		Under Development		Total

	Number of	Number	Number of	Number	Number of	Percent of
Location	Properties	Of Units	Properties	of Units	Properties	Total

Orange County
Irvine	38	10,438	1	1,442	39	64%
Newport Beach	6	2,305			6	10%
Tustin	7	2,170			7	11%
Newport Coast	1	512			1	2%
San Francisco Bay Area
Cupertino	1	342			1	2%
Redwood City	1	155	1	206	2	3%
Sunnyvale	1	300			1	2%
Northern San Diego County
La Jolla	2	1,155			2	3%
San Diego	1	336			1	2%
Los Angeles County
Santa Monica			1	120	1	1%

Totals	58	17,713	3	1,768	61	100%

     The unit mix of the Properties is as follows:

	Stabilized	Communities
	Communities	Under Development	Total Number of	Percent of
Unit Type	Number of Units	Number of Units	Units	Total Units

Studio/Junior	547	128	675	3%
One Bedroom	4,561	647	5,208	27%
Two Bedroom	10,935	934	11,869	61%
Three Bedrooms or More	1,670	59	1,729	9%

Total	17,713	1,768	19,481	100%

     The consolidated real estate and accumulated depreciation schedule of the Partnership is included on pages F-17 through F-19 of this Annual Report on Form 10-K.

     The Partnership believes that the Properties are well maintained and have no material deferred maintenance requirements or current need for major renovations. The average age of the Stabilized Communities is approximately 13 years. The oldest of the Stabilized Communities was completed in 1969, and 41 of the 58 Stabilized Communities, totaling 13,045 units or approximately 74% of the Stabilized Communities, have been completed since January 1, 1985. The number of units per property ranges from 58 units to 923 units, with an average of approximately 305 units.

     The Partnership seeks to assure that the Properties remain attractive dwellings for apartment residents and are in desired locations for prospective apartment residents. Maintenance, custodial and groundskeeping personnel perform regular maintenance and upkeep on the Properties to preserve and enhance physical and aesthetic attributes. The physical appearance of and apartment residents’ satisfaction with the Properties and with the performance of the local property managers is monitored and evaluated on an on-going basis by the Partnership’s senior management.

     All of the Stabilized Communities provide, and the Communities Under Development will provide, residents with numerous amenities and include extensive landscaping. Approximately 88% of the 58 Stabilized Communities contain swimming pools, spas, air conditioning and covered parking. Additional amenities may include a fitness center, business center, conference room, recreational room and children play areas. Each apartment unit includes a patio, deck or balcony. Many apartment units offer one or more of certain additional features, such as fireplaces, enclosed garages, refrigerators, washers and dryers, and microwave ovens. Additionally, all properties completed after 1994 include an alarm system, offer high-speed Internet access and are located within a gated community. The Communities Under Development contain most of these amenities.

Item 3. Legal Proceedings

     Neither the Partnership nor the Trust or the Properties is currently subject to any material litigation.

Item 4. Submission Of Matters To A Vote Of Security Holders

     None.

PART II

Item 5. Market For Registrants’ Common Equity And Related Stockholder Matters

Irvine Apartment Communities, L.P.

     There is no established public trading market for the Partnership’s common partnership interests. As of February 22, 2002, there were two holders of common partnership interests.

     The Partnership made aggregate distributions of $124,500,000 during 2001 on its common partnership interests.

     There were no issuances of common partnership interests in the Partnership during the fourth quarter of 2001.

IAC Capital Trust

     There were no issuances of securities of the Trust during the fourth quarter of 2001.

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

	Years Ended December 31,

(in thousands, except percentages, per unit and property information)	2001	2000	1999	1998	1997

IRVINE APARTMENT COMMUNITIES, L.P.
Selected Operating Information
Total revenues	$316,879	$294,095	$253,415	$220,837	$186,945
Income before extraordinary item and redeemable preferred interests	$82,033	$84,504	$85,651	$73,549	$58,583
Net income	$67,470	$67,754	$68,901	$18,781	$58,583
Cash distributions per unit	$2.75	$2.75	$1.10	$1.52	$1.48
Total apartment units (at end of period)	18,800	17,941	17,362	16,439	15,136

Selected Stabilized Property Information [1]
Total properties (at end of period) [2]	58	56	54	51	49
Average physical occupancy [3]	95.0%	95.9%	94.8%	94.1%	94.5%
Average monthly rent per unit [4]	$1,457	$1,373	$1,283	$1,213	$1,116

Selected Balance Sheet Information at December 31,
Total assets	$2,134,357	$2,178,585	$2,026,524	$1,374,624	$1,163,677
Total long-term debt	$1,082,015	$1,070,892	$864,602	$751,818	$704,063
Redeemable preferred interests	$144,275	$192,926	$192,849	$192,789
Partners’ capital	$801,022	$856,220	$912,921	$381,679	$421,227

IAC CAPITAL TRUST
Selected Operating Information
Income from investment in subsidiary	$12,375	$12,375	$12,375	$11,722
Net income	$—	$—	$—	$—

Selected Balance Sheet Information at December 31,
Total assets	$150,005	$150,005	$150,005	$150,005
Redeemable preferred interest	$150,000	$150,000	$150,000	$150,000
Equity	$5	$5	$5	$5

[1]	A property is typically considered stabilized at the earlier of one year after completion of construction or when it achieves 95% occupancy.

[2]	In July 2001, due to the similarity of property operations and product type and the proximity of property locations, the following apartment communities were combined for reporting purposes: Bayport, Bayview and Baywood are now considered one apartment community; Santa Rosa and Santa Rosa II are now considered one apartment community; and One Park Place and Villa Siena are now considered one apartment community. Certain prior period information has been restated to conform with this current presentation.

[3]	Average physical occupancy is calculated by dividing the total occupied units in the stabilized properties on a weekly basis by the total units in the stabilized properties on a weekly basis.

[4]	Average monthly rent per unit is calculated by dividing average rental revenue per unit by average economic occupancy.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements of the Partnership and the Trust and the Notes thereto.

Results of Operations

     The Partnership’s income before redeemable preferred interests was $82.0 million in 2001, down from $84.5 million in 2000, and $85.7 million in 1999. Although the Partnership’s net operating income (rental and other income less property expenses and real estate taxes) increased from $201.4 million in 2000 to $213.4 million in 2001, the Partnership’s overall financial results declined in 2001 from 2000 due to the increase in interest expense related to the additional mortgage financings in 2000 and the tax-exempt mortgage bond financing obtained in 2001. The decrease was also due to the increase in depreciation and amortization expense due to the addition of newly delivered rental units. The decrease was offset, in part, by contributions of newly delivered rental units from its development program and properties that stabilized during 2000 and 2001, as well as an increase in rental rates within its stabilized portfolio during 2001. The Partnership’s financial results declined in 2000 from 1999 due to the increase in interest expense related to the additional mortgage financings and tax-exempt mortgage bond financings obtained in 2000 and 1999, combined with a decrease in capitalized interest due to the decrease in the average qualifying asset balance for projects under development. The decrease was also due to the increase in depreciation and amortization expense due to additional depreciation related to the step-up in basis recorded in conjunction with the Merger and the addition of newly delivered rental units. The decrease was offset, in part, by contributions of newly delivered rental units from its development program and properties that stabilized during 1999 and 2000, as well as an increase in rental rates and physical occupancy within its stabilized portfolio during 2000 and a decrease in general and administrative expenses.

Revenue and Expense Data

	Years Ended December 31,

(dollars in thousands)	2001	2000	1999

Number of stabilized communities	58	56	54
Number of operating units at end of period	18,800	17,941	17,362
Consolidated Information:
Operating revenues	$314,109	$289,734	$251,001
Property expenses	$77,427	$67,052	$54,218
Real estate taxes	$23,325	$21,253	$19,544

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

Operating revenues (rental and other income) increased by 8.4% to $314.1 million in 2001, up from $289.7 million in 2000. Operating revenue in 2000 had increased by 15.4% from $251.0 million in 1999. Operating revenue rose in 2001 because of higher rental rates and a larger average number of rental units in service, primarily as a result of new development. Operating revenue rose in 2000 because of higher rental rates, higher physical occupancy and a larger average number of rental units in service, primarily as a result of new development.

Property expenses increased by 15.5% to $77.4 million in 2001 from $67.1 million in 2000, which had increased from $54.2 million in 1999. The 2001 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 2001 and 2000. The 2000 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 2000 and 1999. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC to manage the Partnership’s properties in April 1998. Accordingly, the personnel and office costs of IAMC are included in property expenses.

Real estate taxes totaled $23.3 million in 2001, $21.3 million in 2000 and $19.5 million in 1999. Real estate taxes increased in 2001 and 2000 primarily due to the addition of new rental units through development.

Net interest expense increased to $65.2 million in 2001 from $54.7 million in 2000, which had increased from $35.7 million in 1999. Total interest incurred was $70.4 million in 2001 compared with $60.9 million in 2000 and $50.1 million in 1999. The increase in interest incurred in 2001 was primarily due to the additional mortgage financings in

2000 and the tax-exempt mortgage bond financing in 2001. The increase in interest incurred in 2000 was primarily due to the additional mortgage financings and tax-exempt mortgage bond financings in 2000 and 1999, partially offset by the repayment of certain conventional mortgages in 2000 and the unsecured term loan in 1999. Net interest expense increased in 2001 and 2000 due to a decrease in capitalized interest during 2001 and 2000, respectively, as a result of a lower average qualifying asset balance for projects under development. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. Capitalized interest totaled $5.2 million in 2001, $6.2 million in 2000 and $14.4 million in 1999.

Interest income totaled $2.8 million in 2001, $4.4 million in 2000 and $2.4 million in 1999. The changes in interest income reflect changes in the Partnership’s average cash balances.

Depreciation and amortization expense increased to $61.1 million in 2001, up from $56.6 million in 2000. These expenses had increased in 2000 from $44.4 million in 1999. The increases in both years reflect the completion and delivery of newly developed rental units. In addition, the 2001 and 2000 amounts reflect a full year of depreciation related to the step-up in basis recorded in conjunction with the Merger.

General and administrative expense decreased to $7.8 million in 2001, down from $10.0 million in 2000. These expenses had decreased in 2000 from $13.9 million in 1999. The decrease in 2001 was the result of cost reductions related to staffing and associated overhead costs. The decrease in 2000 was the result of additional costs incurred associated with the Merger and the write-off of certain abandoned costs, both in the second quarter of 1999.

Liquidity and Capital Resources

     The Partnership believes that cash provided by operations will be adequate to meet ongoing operating requirements, debt service payments and payment of distributions by the Partnership to the preferred limited partners in both the short and long term.

Liquidity: The Partnership expects to meet its short-term and long-term liquidity requirements, such as construction costs and scheduled debt maturities, through the refinancing of long-term debt or borrowings from financial institutions. The Partnership’s $125 million unsecured revolving credit facility was terminated as of December 27, 2000.

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

Debt: The Partnership’s conventional debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of IAC, Inc.’s December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2002 to 2008. The weighted average effective interest rate on the Partnership’s debt, including the non-cash charges of amortization of deferred financing costs, was 6.35% at December 31, 2001.

     On August 1, 2001, the Partnership completed a $69.2 million offering of tax-exempt mortgage bonds. The offering included $19.2 million of new tax-exempt mortgage bonds that are recourse to the Partnership (the “2001 Bonds”) for the construction of a 104-unit apartment building (the “Project”) at the Partnership’s Villa Siena property. Additionally, the offering included the refinancing of the Partnership’s existing $32 million tax-exempt mortgage bonds and $18 million tax-exempt mortgage bonds (the “Refinanced Bonds” and collectively with the 2001 Bonds, the “Bonds”). The 2001 Bonds bear interest at a weekly-remarketed tax-exempt rate and are due August 2034. Proceeds from the Refinanced Bonds were used to repay the Partnership’s existing tax-exempt mortgage bonds. This transaction is more fully discussed in Note 3 of the Notes to Consolidated Financial Statements.

     Two of the Partnership’s properties (Rancho Monterey and Santa Clara) are security for conventional mortgages which are recourse to the Partnership. These conventional mortgages are subject to conversion to nonrecourse upon achieving certain loan to value hurdles.

Debt Structure

	Balance at	Weighted
	December 31,	Average
(dollars in millions)	2001	Interest Rate

Fixed rate debt
Conventional mortgage financings	$501.6	7.51%
Mortgage notes payable to The Irvine Company	57.5	6.14%
Tax-exempt assessment district debt	4.6	6.29%
Unsecured tax-exempt bond financings	334.2	4.93%
Unsecured notes payable	99.5	7.10%

Total fixed rate debt	997.4	6.52%

Variable rate debt
Tax-exempt mortgage bond financings	19.2	2.60%
Tax-exempt assessment district debt	15.4	1.70%
Unsecured tax-exempt bond financings	50.0	2.60%

Total variable rate debt	84.6	2.44%

Total debt	$1,082.0	6.20%

Operating Activities: Cash provided by operating activities was $145.9 million, $153.5 million and $140.8 million in 2001, 2000 and 1999, respectively. Cash provided by operating activities decreased in 2001 compared to 2000 due to changes in working capital during 2001. Cash provided by operating activities increased in 2000 compared to 1999 due to higher revenues from newly delivered rental units from the Partnership’s development program and properties stabilized during 2000 and 1999, as well as an increase in rental rates and physical occupancy within its stabilized portfolio.

Investing Activities: Cash used in investing activities was $106.9 million, $133.0 million and $152.9 million in 2001, 2000 and 1999, respectively. Changes in the amount of cash used in investing activities in each year reflect changing levels of real estate development in 2001, 2000 and 1999. Real estate development is typically funded by mortgage financing (see “Financing Activities” and “Capital Expenditures”).

Financing Activities: Cash used in financing activities was $133.8 million in 2001 while cash provided by financing activities was $63.1 million and $21.0 million in 2000 and 1999, respectively. The Partnership received $57.1 million during 2001 from a tax-exempt mortgage bond financing. The proceeds from this financing were used to refinance existing tax-exempt mortgage bond financings and to fund construction of a new apartment building at the Partnership’s Villa Siena property. Also in 2001, the Partnership redeemed its $50 million of Series B Preferred Limited Partner Units. The Partnership received a total of $238.8 million during 2000 from conventional mortgage financings and $11 million from additional mortgage notes payable to The Irvine Company. The proceeds from these financings were used to fund construction of new apartment communities and repay certain conventional mortgages. The Partnership received $8.3 million during 1999 from a tax-exempt mortgage bond financing, $115 million in September 1999 from a conventional mortgage financing and $70 million in October 1999 from a conventional mortgage financing. The proceeds from these financings were used to fund construction of new apartment communities, to repay the advances from affiliate and to repay an unsecured term loan, which was repaid in November 1999. Additionally, the Partnership paid $139.1 million in distributions to partners and redeemable preferred interest holders in 2001 compared to $141.2 million in 2000 and $66.6 million in 1999.

Capital Expenditures

     Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $4.1 million, $2.3 million and $6.5 million in 2001, 2000 and 1999, respectively. Capital investments in real estate assets totaled $103 million, $131 million and $146 million in 2001, 2000 and 1999, respectively, and consisted of capital investments in new developments and capital replacements.

Capital Improvements: The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset’s useful life.

Capital Replacements: Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for capital replacements totaled $3.0 million in 2001. These expenditures were made at six properties: Promontory Point, Turtle Rock Vista, Rancho San Joaquin, Park West, Woodbridge Willows and The Bays.

Capital Investments in New Development: Currently, the Partnership has two apartment communities under development or construction that are expected to require total expenditures of approximately $373 million, of which $259 million had been incurred at December 31, 2001. Funding for these developments is expected to come from borrowings from financial institutions and refinancing of long-term debt. (See Item 13 and Note 7 of the Notes to Consolidated Financial Statements).

Construction Information

				Total
				Estimated
			Commencement	Costs
Apartment Community	Location	Units	Of Construction	(in millions)

On Irvine Ranch:
Villa Siena (1)	Irvine	1,442	2/99	$299

Off Irvine Ranch:
Franklin Street	Redwood City	206	11/00	74

Total		1,648		$373

(1)	As of December 31, 2001, 967 units were delivered and 671 units were occupied.

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

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Partnership’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, value of real estate investments, intangible assets, financing operations and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

     The Partnership’s critical accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Transactions

     As of December 31, 2001, the Partnership had $42.2 million of assessment district debt, of which $20.1 million was reflected on the balance sheet and $22.1 million was off-balance sheet. See Notes 3 and 10 of the Notes to Consolidated Financial Statements for a complete description of the Partnership’s assessment district debt.

Contractual Obligations and Commercial Commitments

     The Partnership’s only material contractual obligations and commercial commitments are its mortgages and notes payable. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the mortgages and notes payable and their related maturities.

Related Party Transactions

     See Item 13 and Note 8 of the Notes to Consolidated Financial Statements for a description of the Partnership’s transactions with related parties.

Impact of New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement No. 141”). This pronouncement supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The Partnership will adopt Statement No. 141 for all business combinations initiated after June 30, 2001.

     In June 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets was issued. This pronouncement changes the accounting for goodwill from an amortization method to an impairment approach. As of December 31, 2001, the Partnership does not have any goodwill recorded and does not believe that this pronouncement will have a material impact on its financial position or results of operations.

     In August 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”) was issued. This pronouncement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement No. 121”) and a portion of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”), and is required to be adopted on January 1, 2002. Statement No. 144 retains the fundamental provisions of Statement No. 121 as it relates to assets to be held and used and assets to be sold, but adds provisions for assets to be disposed of other than by sale. It also changes the accounting for the disposal of a segment under APB No. 30 by requiring the operations of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from operating income and reported as discontinued operations. Treating such assets as discontinued operations would also require the reclassification of the operations of any such assets for any prior periods presented. The Partnership does not expect the adoption of Statement No. 144 to have a material impact on its financial condition or the results of its operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Partnership’s exposure to market risk for changes in interest rates relates primarily to the Partnership’s current and future debt obligations. The Partnership’s philosophy is to maintain a fairly low tolerance to interest rate fluctuation risk. The Partnership is still vulnerable, however, to significant fluctuations of interest rates on its variable rate debt, repricing on its fixed rate debt at various points in the future and future debt.

     The Partnership has managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate long-term debt to total debt such that variable rate exposure is kept at an acceptable level and taking advantage of favorable market conditions for long-term debt.

     The following table provides information about the Partnership’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity

						There-		Fair Value
(dollars in thousands)	2002	2003	2004	2005	2006	after	Total	12/31/01

Liabilities
Tax-exempt mortgage bond financing						$19,200	$19,200	$19,200
Average interest rate [1]
Conventional mortgage financings	$7,179	$19,471	$11,483	$9,137	$9,879	444,439	501,588	522,042
Average interest rate	7.54%	7.59%	7.58%	7.64%	7.64%	8.73%
Mortgage notes payable to The
Irvine Company	1,209	11,982	1,398	1,512	1,601	39,767	57,469	50,684
Average interest rate	6.14%	6.14%	5.75%	5.75%	5.75%	5.75%
Tax-exempt assessment district debt	632	689	731	770	842	16,393	20,057	20,057
Average interest rate [2]
Unsecured tax-exempt bond financings						384,228	384,228	387,523
Average interest rate [3]
Unsecured notes payable						99,473	99,473	99,612
Average interest rate						7.10%

[1]	The interest rate is a weekly remarketed tax-exempt based rate. The interest rate inclusive of fees as of December 31, 2001 was 2.60%.

[2]	$4,601 of debt is fixed at 6.29% and $15,456 is variable at the daily remarketed tax-exempt based rate. The weighted average variable interest rate was 1.70% as of December 31, 2001.

[3]	The interest rate for $50,038 of the unsecured tax-exempt bond financings is a weekly remarketed tax-exempt based rate. The interest rate inclusive of fees as of December 31, 2001 was 2.60%. The remaining $334,190 is fixed at 5.23% through its mandatory tender dates ranging from May 2008 to May 2013.

Item 8. Financial Statements and Supplementary Data

     The financial statements and related reports of independent auditors listed in the accompanying index are filed as part of this report. See “Index to Financial Statements” on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrants

     The Partnership does not have any directors or officers. The Partnership is managed by its sole general partner, IACLLC. The business and policy making functions are carried out through the directors of IACLLC and through those employees at IACLLC listed below under the caption “Executive Officers of Irvine Apartment Communities, L.P.”

Board of Directors of Irvine Apartment Communities LLC

     The following sets forth certain information regarding the Board of Directors of IACLLC as of February 22, 2002:

     Donald Bren, 69. Mr. Bren has been Chairman of the Board of The Irvine Company since 1983, and Chairman of the Board of IACLLC since its formation. He is a member of the Board of Overseers of the University of California, Irvine, and is a member of the Board of Trustees of the California Institute of Technology, the Los Angeles County Museum of Art and the Orange County Museum of Art.

     Michael D. McKee, 56. Mr. McKee has been a Director of IACLLC since its formation. Mr. McKee is Vice Chairman and Chief Operating Officer of The Irvine Company. From April 1994 to December 1996, he was Executive Vice President, Chief Legal Officer and Secretary of The Irvine Company, and from January 1997 to June 2001, he was Executive Vice President, Chief Financial Officer and Secretary of The Irvine Company. Prior to joining The Irvine Company, Mr. McKee was the managing partner of the Orange County office of Latham & Watkins, an international law firm. Mr. McKee is a member of the Board of Directors of The Irvine Company, the Donald Bren Foundation, Mandalay Resorts Group and Health Care Property Investors.

     Stan Ross, 65. Mr. Ross, retired Vice Chairman of Ernst & Young LLP, is widely recognized for his experience in strategic planning for real estate companies, mergers, acquisitions and reorganizations, and the development of creative financial structures. He was involved in the initial organization of The Resolution Trust Corporation (RTC) and was a member of the Auditing Standards Board of the AICPA. He is Chairman and a Senior Fellow of the USC Lusk Center for Real Estate. Previously, Mr. Ross was a Managing Partner of E&Y Kenneth Leventhal Real Estate Group, where he was responsible for the firm’s overall business planning, strategy, direction and operations. Mr. Ross serves on The Irvine Company’s Board of Directors, as well as the company’s Finance/Audit Committee and Executive Committee. Mr. Ross also is a member of the Board of Directors of Forrest City Enterprises.

     Raymond L. Watson, 75. Mr. Watson has been a Director of IACLLC since its formation, and Vice Chairman of the Board of The Irvine Company since 1986. From 1973 to 1977, Mr. Watson was President and Chief Executive Officer of The Irvine Company. Mr. Watson has been associated with the Walt Disney Company for many years as a member of the Board of Directors and Chairman of the Executive Committee. He serves as the Chairman of the Board of the Public Policy Institute of California, and on the Board of Governors of the University of California Humanities Research Institute.

Executive Officers of Irvine Apartment Communities, L.P.

     The Partnership is managed by its sole general partner, IACLLC. The executive officers of IACLLC listed below perform policy making functions for the Partnership. The following sets forth certain information regarding such individuals as of February 22, 2002 and other positions held by them over the last five years:

Name	Age	Present and Prior Positions Held	Years Positions Held

Max L. Gardner	50	President of IACLLC	2000 — Present
		Executive Vice President, Operations of IACLLC	1999 — 2000
		Senior Vice President, Western Region, AvalonBay Communities, Inc.	1998 — 1999
		Executive Vice President and Chief Operating Officer, Bay Apartment Communities, Inc.	1995 — 1998
David A. Patty	51	Executive Vice President of Finance and Administration, Investment Properties Group, a division of The Irvine Company	2001 — Present
		Senior Vice President and Chief Administrative Officer of IACLLC	1999 — Present
		Senior Vice President and Chief Investment Officer, The Irvine Company	1996 — 1999

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Trust’s Regular Trustee and beneficial owners of more than 10% of the Series A Preferred Securities of the Trust, to file initial reports of ownership and reports of changes in ownership with the SEC and the NYSE. Such persons are required by SEC regulations to furnish the Trust with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Trust, the Trust noted that no individual who, at any time during 2001, was a Regular Trustee or beneficial owner of more than 10% of the Series A Preferred Securities of the Trust failed to file the reports required by Section 16(a) of the Exchange Act on a timely basis.

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

Item 13. Certain Relationships and Related Transactions

Transactions with The Irvine Company

     On June 7, 1999, IAC, Inc. was merged with and into IACLLC. As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership. At December 31, 2001, IACLLC had a 44.6% general partnership interest and The Irvine Company had a 55.4% common limited partnership interest in the Partnership.

     In conjunction with the Merger, the Partnership and The Irvine Company entered into a separate agreement whereby The Irvine Company agreed to fund certain construction cost overruns and net operating income shortfalls of the Partnership in connection with the development and operation of nine apartment projects which were under development at the time of the Merger. The Irvine Company is obligated to contribute to the Partnership an amount equal to the difference between the total costs incurred by the Partnership to complete the construction of the respective apartment project and the amount of the approved budget for such construction. Contributions for construction cost overruns made during 2001 totaled $2.5 million. In addition, The Irvine Company is obligated to contribute to the Partnership an amount equal to the difference between the approved budgeted pro forma stabilized net operating income of the respective apartment project and the net operating income earned by the Partnership from the operation of such property for a period of time not to exceed two years after the completion of such property. Contributions for net operating income shortfalls made during 2001 totaled $577,000.

     Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative service agreement covering services for information technology and other services totaling $704,000 for the year ended December 31, 2001. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. In addition, the Partnership incurred rent totaling $649,000 for the year ended December 31, 2001 related to leases with The Irvine Company that expire in 2003. IAMC incurred rent totaling $351,000 for the year ended December 31, 2001 related to a lease with The Irvine Company.

     The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $11.2 million in 2001. The aggregate amount incurred by the Partnership for such costs was $12.7 million in 2001.

     Included in accounts payable and accrued liabilities at December 31, 2001 is $370,000 due to The Irvine Company. The amount represents a payable to The Irvine Company for information technology and development costs incurred by The Irvine Company on behalf of the Partnership.

     Included in other assets at December 31, 2001 is approximately $4.5 million due from The Irvine Company. The amount represents a receivable of the Partnership for property taxes, general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

     During 2001, The Irvine Company advanced to the Partnership amounts totaling $58.4 million, of which $53.2 million was outstanding as of December 31, 2001. Advances from The Irvine Company accrued interest at an average interest rate of 2.04% in December 2001. For the year ending December 31, 2001, the Partnership incurred approximately $314,000 of interest costs related to the advances.

     In October 2000, the Partnership and The Irvine Company entered into a Loan Agreement whereby the Partnership is the lender and The Irvine Company is the borrower. Borrowings under the Loan Agreement bear interest at a variable or fixed rate to be quoted by the Partnership, however, the rate shall not be lower than the rate at which interest is paid to the Partnership on its overnight cash investments. The Irvine Company shall make monthly interest payments on each borrowing until the principal is repaid. The Loan Agreement expires in June 2003. During the second quarter of 2001, the Partnership made loans to The Irvine Company totaling $102.3 million. These loans were repaid by the end of the same quarter. The Partnership accrued interest on these loans at a rate of 3.82% and earned interest income of approximately $480,000. As of December 31, 2001, there were no borrowings outstanding under the Loan Agreement.

     During 2001, the Partnership was reimbursed for $1.5 million of ground rent payments from The Irvine Company relating to the retail portion of the Partnership’s Cherry Orchard Apartments property.

     Two of the Partnership’s apartment communities are financed by mortgage notes payable to The Irvine Company. These mortgage notes totaled $57.5 million at December 31, 2001. The mortgage notes are collateralized by all-inclusive trust deeds on each of the apartment communities financed. They bore a weighted average fixed interest rate of 6.14% at December 31, 2001, are fully amortizing and mature between 2003 and 2024. Interest incurred on the mortgage notes payable to The Irvine Company totaled $3.6 million for the year ended December 31, 2001. The mortgage notes payable to The Irvine Company “wrap around” secured first trust deed notes payable to third-party financial institutions. The secured first trust deed notes totaled $58.2 million as of December 31, 2001.

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

(a)(3) Exhibits

     The Exhibit Index is included on pages 30 through 32 of this report.

INDEX TO EXHIBITS

Exhibit
Number	Description

2.2	Purchase and Sale Agreement and Joint Escrow Instructions dated April 18, 1997 by and between Aoki Construction (CA) Co., Ltd. and the Partnership (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Partnership filed on August 6, 1997).
3.1	Third Amended and Restated Agreement of Limited Partnership of Irvine Apartment Communities, L.P. dated June 9, 1999 (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Partnership for the quarter ended September 30, 1999 (the “1999 Third Quarter Form 10-Q”)).
3.2	Designation Instrument dated January 20, 1998, relating to the Series A Preferred L.P. Units of the Partnership (incorporated by reference to Exhibit 3.6 of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1997 (the “1997 Form 10-K”)).
4.1	Indenture dated as of October 1, 1997 between the Partnership and First Trust of California, National Association, as Trustee (the “Trustee”) (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Partnership filed on October 1, 1997 (the “October 1997 Form 8-K”)).
4.2	Supplemental Indenture No. 1 dated as of October 1, 1997, relating to the Partnership’s 7% Notes due 2007, between the Partnership and the Trustee (incorporated by reference to Exhibit 4.2 of the October 1997 Form 8-K).
4.3	Form of Series A Trust Preferred Security (included in Exhibit 4.5).
4.4	Amended and Restated Declaration of Trust dated January 20, 1998 of IAC Capital Trust (incorporated by reference to Exhibit 4.4 of the 1997 Form 10-K).
4.5	Certificate of Terms dated January 20, 1998 Relating to Series A Preferred Securities of IAC Capital Trust (incorporated by reference to Exhibit 4.5 of the 1997 Form 10-K).
10.1	Purchase and Sale Agreement and Joint Escrow Instructions dated April 18, 1997 by and between Aoki Construction (CA) Co., Ltd. and the Partnership (see Exhibit 2.2).
10.2	Lease Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1993 (the “1993 Form 10-K”)).
10.3	Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of the 1993 Form 10-K).
10.3.1	Amendment and Extension to the Administrative Services Agreement (incorporated by reference to Exhibit 10.5.1 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1994).
10.3.2	Amendment No. 4 to the Administrative Services Agreement (incorporated by reference to Exhibit 10.5.4 of the Quarterly Report on Form 10-Q of the Partnership and the Trust for the quarter ended June 30, 1998 (the “1998 Second Quarter Form 10-Q”)).

Exhibit
Number	Description

10.4	Contribution Agreement and Escrow Instructions Agreement (incorporated by reference to Exhibit 10.7 of the 1993 Form 10-K).
10.5	Irrevocable Trust Agreement (incorporated by reference to Exhibit 10.10 of the 1993 Form 10-K).
10.6	First Amended and Restated Revolving Credit Agreement dated as of June 7, 1999 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of the Partnership for the quarter ended June 30, 1999 (the “1999 Second Quarter Form 10-Q”)).
10.7	Amended and Restated Partnership Agreement of Irvine Apartment Management Company dated January 1, 2000 by and between Apartment Management Company, LLC and Western National Securities d/b/a Western National Property Management (“WNPM”) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999 (the “1999 Form 10-K”)).
10.8	Amended and Restated Management Agreement dated as of January 1, 2000 by and between the Partnership and Irvine Apartment Management Company (incorporated by reference to Exhibit 10.8 of the 1999 Form 10-K).
10.8.1	Amendment One to Amended and Restated Management Agreement dated July 1, 2000 by and between the Partnership and Irvine Apartment Management Company (incorporated by reference to Exhibit 10.8.1 of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 2000 (the “2000 Form 10-K”)).
10.8.2	Amendment Two to Amended and Restated Management Agreement dated March 30, 2001 by and between the Partnership and Irvine Apartment Management Company.
10.9	Loan Agreement by and between California Statewide Communities Development Authority and the Partnership dated as of May 15, 1998 (incorporated by reference to Exhibit 10.24 of the 1998 Form 10-K).
10.10	Indenture of Trust by and between California Statewide Communities Development Authority and U.S. Bank Trust National Association, as Trustee dated as of May 15, 1998 securing $334,190,000 California Statewide Communities Development Authority Apartment Development Revenue Refunding Bonds, Series 1998A (Irvine Apartment Communities, L.P.) (incorporated by reference to Exhibit 10.25 of the 1998 Form 10-K).
10.11	First Supplemental Indenture of Trust by and between California Statewide Communities Development Authority and U.S. Bank Trust National Association, as Trustee dated as of June 11, 1998 ($334,190,000 California Statewide Communities Development Authority Apartment Development Revenue Refunding Bonds, Series 1995A) (incorporated by reference to Exhibit 10.26 of the 1998 Form 10-K).

Exhibit
Number	Description

10.12	Letter dated June 8, 1999 regarding the Funding Agreement between The Irvine Company and the Partnership (incorporated by reference to Exhibit 10.16 of the 1999 Form 10-K).
10.13	Loan Agreement dated October 24, 2000 by and between the Partnership and The Irvine Company (incorporated by reference to Exhibit 10.17 of the 2000 Form 10-K).
21.1	Subsidiaries of the Partnership (incorporated by reference to Exhibit 21.2 of the 1997 Form 10-K).
21.2	Subsidiaries of the Trust (none).
24	Power of Attorney (included in signature page of this Report).

(b)  Reports on Form 8-K

     The Partnership did not file any reports on Form 8-K during the fourth quarter of 2001.

     The Trust did not file any reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRVINE APARTMENT COMMUNITIES, L.P.
By:	Irvine Apartment Communities LLC its sole general partner

Date: March 28, 2002	By:	/s/ MICHAEL D. MCKEE

Michael D. McKee Vice Chairman

IAC CAPITAL TRUST

Date: March 28, 2002	By:	/s/ DAVID A. PATTY

David A. Patty Regular Trustee

     The undersigned hereby constitute and appoint Michael D. McKee and David A. Patty, and each of them, their true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them and in their names, places and steads, in any and all capacities, to sign the Annual Report on Form 10-K of Irvine Apartment Communities, L.P. and of IAC Capital Trust for the fiscal year ending December 31, 2001 and all amendments to such Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform to all intents and purposes as they might or could do in person, hereby ratifying all that said attorneys-in-fact and agents, each acting alone, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ MAX L. GARDNER Max L. Gardner	President of IACLLC (Principal Executive Officer)	March 28, 2002

/s/ DAVID A. PATTY David A. Patty	Senior Vice President and Chief Administrative Officer of IACLLC (Principal Financial Officer and Principal Accounting Officer)	March 28, 2002

/s/ DONALD BREN Donald Bren	Director of IACLLC	March 28, 2002

/s/ MICHAEL D. MCKEE Michael D. McKee	Director of IACLLC	March 28, 2002

/s/ STAN ROSS Stan Ross	Director of IACLLC	March 28, 2002

/s/ RAYMOND L. WATSON Raymond L. Watson	Director of IACLLC	March 28, 2002

IRVINE APARTMENT COMMUNITIES, L.P.
IAC CAPITAL TRUST

IRVINE APARTMENT COMMUNITIES, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands)	2001	2000

ASSETS
Real estate assets, at cost
Land	$453,327	$435,107
Buildings and improvements	1,992,234	1,823,245

	2,445,561	2,258,352
Accumulated depreciation	(439,508)	(380,698)

	2,006,053	1,877,654
Under development, including land	84,866	164,153

	2,090,919	2,041,807
Cash and cash equivalents	2,572	97,406
Restricted cash	14,567	4,129
Deferred financing costs, net	9,991	11,787
Other assets	16,308	23,456

	$2,134,357	$2,178,585

LIABILITIES
Mortgages and notes payable	$1,082,015	$1,070,892
Accounts payable and accrued liabilities	40,635	46,101
Advances from affiliate	53,200
Security deposits	13,210	12,446

	1,189,060	1,129,439

REDEEMABLE PREFERRED INTERESTS
Redeemable Series A preferred limited partner units, 6,000 preferred partnership units outstanding at December 31, 2001 and 2000	144,275	144,212
Redeemable Series B preferred limited partner units, 2,000 preferred partnership units outstanding at December 31, 2000		48,714

	144,275	192,926

PARTNERS’ CAPITAL
General Partner, 20,176 common partnership units outstanding at December 31, 2001 and 2000	634,094	657,009
Common Limited Partner, 25,027 common partnership units outstanding at December 31, 2001 and 2000	166,928	199,211

	801,022	856,220

	$2,134,357	$2,178,585

See accompanying notes.

IRVINE APARTMENT COMMUNITIES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

(in thousands)	2001	2000	1999

REVENUES
Rental income	$304,313	$280,334	$243,890
Other income	9,796	9,400	7,111
Interest income	2,770	4,361	2,414

	316,879	294,095	253,415

EXPENSES
Property expenses	77,427	67,052	54,218
Real estate taxes	23,325	21,253	19,544
Interest expense, net	65,198	54,693	35,686
Depreciation and amortization	61,107	56,640	44,441
General and administrative	7,789	9,953	13,875

	234,846	209,591	167,764

Income before redeemable preferred interests	82,033	84,504	85,651
Redeemable preferred interests	14,563	16,750	16,750

NET INCOME	$67,470	$67,754	$68,901

ALLOCATION OF NET INCOME
General Partner	$30,115	$30,243	$30,752
Common Limited Partner(s)	$37,355	$37,511	$38,149

See accompanying notes.

IRVINE APARTMENT COMMUNITIES, L.P.

CONSOLIDATED STATEMENTS OF CHANGES
IN PARTNERS’ CAPITAL

		Irvine Apartment
	Irvine Apartment	Communities, Inc.
(in thousands)	Communities LLC	(predecessor)	Limited Partner(s)	Total

PARTNERS’ CAPITAL
Balance at January 1, 1999		$195,858	$185,821	$381,679
Net Income	$16,595	14,157	38,149	68,901
Contributions		394		394
Distributions	(14,462)	(7,768)	(27,574)	(49,804)
Merger Transaction (Note 7)	680,182	(202,641)	34,210	511,751

Balance at December 31, 1999	$682,315	$—	$230,606	$912,921

Net Income	$30,243		$37,511	$67,754
Distributions	(55,549)		(68,906)	(124,455)

Balance at December 31, 2000	$657,009		$199,211	$856,220

Net Income	$30,115		$37,355	$67,470
Contributions	3,111			3,111
Distributions	(55,570)		(68,930)	(124,500)
Redemption of preferred limited partner units (Note 6)	(571)		(708)	(1,279)

Balance at December 31, 2001	$634,094		$166,928	$801,022

COMMON PARTNERSHIP UNITS OUTSTANDING
Balance at January 1, 1999		20,164	25,027	45,191
Additional common partnership units issued		12		12
Merger Transaction (Note 7)	20,176	(20,176)

Balance at December 31, 1999	20,176	—	25,027	45,203

Balance at December 31, 2000	20,176		25,027	45,203

Balance at December 31, 2001	20,176		25,027	45,203

See accompanying notes.

IRVINE APARTMENT COMMUNITIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(in thousands)	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,470	$67,754	$68,901
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	1,796	1,866	1,879
Depreciation and amortization	61,107	56,640	44,441
Redeemable preferred interests	14,563	16,750	16,750
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Restricted cash	(221)	(2,185)	(291)
Other assets	6,821	11,684	(2,070)
Accounts payable and accrued liabilities	(6,434)	(852)	10,096
Security deposits	764	1,848	1,131

Net Cash Provided by Operating Activities	145,866	153,505	140,837

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets	(4,121)	(2,253)	(6,495)
Capital investments in real estate assets	(102,768)	(130,778)	(146,367)

Net Cash Used in Investing Activities	(106,889)	(133,031)	(152,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable	57,121	249,725	193,293
Payments on mortgages and notes payable	(58,180)	(43,501)	(104,316)
Redemption of preferred limited partner units	(50,000)
Advances to affiliate	(102,300)
Payments from affiliate	102,300
Advances from affiliate	58,400	41,501	71,700
Payment to affiliate	(5,200)	(41,501)	(71,700)
Additions to deferred financing costs		(1,921)	(1,452)
Distributions to redeemable preferred limited partner unit holders	(14,563)	(16,750)	(16,750)
Contributions from partner	3,111
Distributions to partners	(124,500)	(124,455)	(49,804)

Net Cash (Used in) Provided by Financing Activities	(133,811)	63,098	20,971

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(94,834)	83,572	8,946
Cash and Cash Equivalents at Beginning of Year	97,406	13,834	4,888

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,572	$97,406	$13,834

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amounts capitalized	$77,819	$50,522	$33,183

See accompanying notes.

IRVINE APARTMENT COMMUNITIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

     Irvine Apartment Communities, L.P. (the “Partnership”), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (“IAC, Inc.”) obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the “Acquiror”), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the “Merger”), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC (“IACLLC”). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership. The Partnership’s management and operating decisions are under the unilateral control of IACLLC. All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC. At December 31, 2001, IACLLC had a 44.6% general partnership interest in the Partnership and The Irvine Company had a 55.4% common limited partnership interest in the Partnership.

     The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. As of June 30, 2001, the Partnership owned 65 apartment communities. In July 2001, due to the similarity of property operations and product type and the proximity of property locations, the following apartment communities were combined for reporting purposes: Bayport, Bayview and Baywood are now considered one apartment community; Santa Rosa and Santa Rosa II are now considered one apartment community; and One Park Place and Villa Siena are now considered one apartment community. Therefore, as of December 31, 2001, the Partnership owned 61 apartment communities representing 18,800 operating apartment units and 681 units under construction or development. In March 1998, the Partnership and Western National Property Management (“WNPM”) announced the formation of a strategic alliance that assumed all property management responsibilities for the Partnership’s Southern California portfolio. Subsequently, the property management responsibilities of the new entity, Irvine Apartment Management Company (“IAMC”), were expanded to include the Partnership’s entire portfolio. On March 30, 2001, The Irvine Company purchased WNPM’s 25% interest in IAMC. At December 31, 2001, IAMC is owned 75% by the Partnership and 25% by The Irvine Company.

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

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2001 and 2000, and the revenues and expenses for the three years ended December 31, 2001. Actual results could differ from those estimates.

IRVINE APARTMENT COMMUNITIES, L.P.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate Assets and Depreciation: Real estate assets, which are held as long-term investments, are stated at cost less accumulated depreciation. Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets, on a property-by-property basis, are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. As of December 31, 2001, no impairment losses have been recorded. Land and infrastructure costs are allocated to properties based on relative fair value. Costs related to the development and construction of properties are capitalized as incurred. Interest and property taxes are capitalized to apartment communities which are under active development. When a building within a community under construction is completed and held available for occupancy, the related costs are expensed.

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

Restricted Cash: Restricted cash is comprised of reserve accounts for capital replacements, property taxes and insurance. These restricted funds are subject to supervision and approval by a lender or a government agency. The terms of the contract with the government agency contain certain restrictions concerning operating policies, rental charges, operating expenditures, distributions to owners and other matters. Additionally, restricted cash includes proceeds from the tax-exempt mortgage bond financing that are being held by a trustee (see Note 3).

Deferred Financing Costs: Costs incurred in obtaining long-term financing or costs to buy down or hedge interest costs are deferred and amortized over the term of the related debt agreements using the effective interest method. Unamortized financing costs are written-off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $14.4 million and $12.6 million at December 31, 2001 and 2000, respectively.

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

Income Taxes: The Partnership’s taxable income is reportable by its partners. Accordingly, no provision has been made for federal income taxes in the accompanying statements of operations.

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

     The Partnership evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $213.4 million, $201.4 million and $177.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. All other segment measurements are disclosed in the Partnership’s consolidated financial statements.

     All revenues are from external customers and there are no revenues from transactions with other segments. There are no tenants which contributed 10% or more of the total revenues during 2001, 2000 or 1999. Interest expense on debt is not allocated to individual apartment communities, even if such debt is secured by the apartment communities. There is no provision for income taxes as the Partnership’s taxable income is reported by each of its partners.

New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement No. 133”), as amended by

IRVINE APARTMENT COMMUNITIES, L.P.

Statement No. 137 and Statement No. 138, which is required to be adopted for fiscal years beginning after June 15, 2000. Statement No. 133 requires the Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. As of December 31, 2001, the Partnership is not involved with any derivative instruments or hedging activities and the implementation of Statement No. 133 has had no material impact on the Partnership’s financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement No. 141”). This pronouncement supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The Partnership will adopt Statement No. 141 for all business combinations initiated after June 30, 2001.

     In June 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets was issued. This pronouncement changes the accounting for goodwill from an amortization method to an impairment approach. As of December 31, 2001, the Partnership does not have any goodwill recorded and does not believe that this pronouncement will have a material impact on its financial position or results of operations.

     In August 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”) was issued. This pronouncement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement No. 121”) and a portion of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”), and is required to be adopted on January 1, 2002. Statement No. 144 retains the fundamental provisions of Statement No. 121 as it relates to assets to be held and used and assets to be sold, but adds provisions for assets to be disposed of other than by sale. It also changes the accounting for the disposal of a segment under APB No. 30 by requiring the operations of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from operating income and reported as discontinued operations. Treating such assets as discontinued operations would also require the reclassification of the operations of any such assets for any prior periods presented. The Partnership does not expect the adoption of Statement No. 144 to have a material impact on its financial position or results of operations.

Reclassifications: Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with financial statement presentations in 2001.

NOTE 3 — MORTGAGES AND NOTES PAYABLE

Tax-Exempt Mortgage Bond Financings: In October 1998, the Partnership assumed $18 million in tax-exempt mortgage bond financings associated with the purchase of a 216-unit apartment community (One Park Place; now part of the Partnership’s Villa Siena property). The tax-exempt financings represented loans payable that were collateralized by a deed of trust granting a security interest in this apartment community. Monthly interest payments were made to a trustee, which in turn paid the bondholders when interest was due. The bonds bore interest at a weekly remarketed tax-exempt rate and were due April 2025.

     In September 1999, the Partnership completed a $32 million offering of tax-exempt mortgage bond financings for the construction of two apartment buildings comprising of 201 units at the Partnership’s Villa Siena property. The tax-exempt financings represented loans payable that were collateralized by a deed of trust granting a security interest in these two apartment buildings. Monthly principal and interest payments were made to a trustee, which in turn paid the bondholders when interest was due. The bonds bore interest at a weekly-remarketed tax-exempt rate and were due September 2029.

     On August 1, 2001, the Partnership completed a $69.2 million offering of tax-exempt mortgage bonds. The offering included $19.2 million of new tax-exempt mortgage bonds (the “2001 Bonds”) for the construction of a 104-unit apartment building (the “Project”) at the Partnership’s Villa Siena property. Additionally, the offering included the refinancing of the Partnership’s existing $32 million tax-exempt mortgage bonds and $18 million tax-exempt mortgage bonds (the “Refinanced Bonds” and collectively with the 2001 Bonds, the “Bonds”). Payment of principal and interest on the Bonds is secured by an irrevocable direct-pay letter of credit issued by Bank of America, N.A. As a result, the Bonds were assigned the rating of “Aaa"/ “VMIG 1” from Moody’s. Monthly interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The Bonds had an average floating interest rate inclusive of fees of 2.60% at December 31, 2001. The 2001 Bonds represent loans payable that are collateralized by a deed of trust granting a security interest in the Project and are recourse to the Partnership. The 2001 Bonds bear interest at a weekly-remarketed tax-exempt rate and are due

IRVINE APARTMENT COMMUNITIES, L.P.

August 2034. As of December 31, 2001, the Partnership had received proceeds of $7.1 million representing land acquisition, transaction and development costs related to the Project. The remaining $12.1 million of proceeds (included in restricted cash) from the 2001 Bonds is held by a trustee and will be released for construction of the Project as costs are incurred. Proceeds from the Refinanced Bonds were used to repay the Partnership’s existing tax-exempt mortgage bonds. All terms of the Refinanced Bonds remain unchanged; however, the Refinanced Bonds are now unsecured and no longer collateralized by a deed of trust.

Conventional Mortgage Financings: Conventional mortgages are collateralized by apartment communities having a net book value of $558.2 million as of December 31, 2001. The mortgages are generally due in monthly installments and mature at various dates through 2018. Prior to the initial public offering (the “Offering”) of IAC, Inc. in 1993, interest rates on eleven of the conventional mortgages were fixed at rates which ranged from 7.75% to 9.63%, with a weighted average rate of 8.69%. In connection with the Offering, the interest rates on these mortgages were adjusted to market rates for specified periods of time and currently range from 6.15% to 8.50%. The interest reduction periods expire prior to the loan maturity dates and the remaining interest reduction periods range from 2002 to 2008.

     In February 2000, the Partnership obtained $78.5 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by two of the Partnership’s apartment communities and is recourse to the Partnership. The recourse provision of the financing is subject to conversion to nonrecourse upon achieving certain loan to value hurdles. The financing is due in monthly installments of principal and interest, bears interest at a fixed rate of 7.29% and matures in November 2010. Proceeds from the financing were used for the repayment of certain conventional mortgages and for general construction purposes.

     During the second quarter of 2000, the Partnership repaid the conventional mortgages securing the Promontory Point and San Paulo apartment communities.

     In July 2000, the Partnership obtained $26 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by one of the Partnership’s apartment communities. The financing is due in monthly installments of principal and interest, bears interest at a fixed rate of 7.5% and matures in August 2011. Proceeds from the financing were used for general construction purposes.

     In October 2000, the Partnership obtained $112.6 million of conventional mortgage financing from a financial institution. The mortgage financing is secured by three of the Partnership’s apartment communities. The financing is due in monthly installments of principal and interest, bears interest at a fixed rate of 7.95% and matures in November 2011. Proceeds from the financing were used for general construction purposes.

     In December 2000, the Partnership obtained an additional $21.7 million of conventional mortgage financing on five of the Partnership’s apartment communities from a financial institution. The additional financing is due in monthly installments of principal and interest, bears interest at a fixed rate of 7.88% and matures in July 2008. Proceeds from the additional financing were used for general construction purposes.

     As of December 31, 2001, the weighted average interest rate for all the conventional mortgages was 7.51%. Including the amortization of deferred financing costs, the all-in interest rate was 7.73%.

Mortgage Notes Payable to The Irvine Company: Two of the Partnership’s apartment communities are financed by mortgage notes payable to The Irvine Company. In December 2000, the Partnership obtained an additional $11 million mortgage financing payable to The Irvine Company which is secured by one of the apartment communities. These mortgage notes totaled $57.5 million and $58.6 million at December 31, 2001 and 2000, respectively. The mortgage notes are collateralized by all-inclusive trust deeds on each of the apartment communities financed. They bore a weighted average fixed interest rate of 6.14% at December 31, 2001, are fully amortizing and mature between 2003 and 2024. Interest incurred on the mortgage notes payable to The Irvine Company totaled $3.6 million, $2.8 million and $2.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The mortgage notes payable to The Irvine Company “wrap around” secured first trust deed notes payable to third-party financial institutions. The secured first trust deed notes totaled $58.2 million and $59.2 million as of December 31, 2001 and 2000, respectively.

Tax-Exempt Assessment District Debt: In connection with the Offering, the Partnership assumed certain tax-exempt assessment district debt of the predecessor entity. Tax-exempt assessment district debt represents debt issued by municipal government authorities to finance the construction of infrastructure and improvements. The debt obligations are repaid by the Partnership through assessments.

IRVINE APARTMENT COMMUNITIES, L.P.

Unsecured Tax-Exempt Bond Financings: In June 1998, the Partnership completed a $334 million offering of unsecured tax-exempt debt at an average interest rate of 4.93% in four tranches with mandatory tender dates ranging from May 2008 to May 2013. The bonds mature in May 2025. Proceeds from the offering were used to repay the Partnership’s existing tax-exempt mortgage debt and to pay costs associated with prepayment penalties and the unwinding of certain swap agreements. The Partnership recorded an extraordinary item related to debt extinguishment of $42.5 million in June 1998. The Partnership was in compliance with all covenant requirements at December 31, 2001.

Unsecured Notes Payable: In October 1997, the Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes pursuant to its shelf registration statement. The notes are due on October 1, 2007. The Partnership was in compliance with all covenant requirements at December 31, 2001.

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

Capitalized Interest: The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. The average qualifying asset balance for projects under development was approximately $93.3 million, $80.8 million and $182.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Interest capitalized was $5.2 million, $6.2 million and $14.4 million in 2001, 2000 and 1999, respectively. Interest incurred totaled $70.4 million, $60.9 million, and $50.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Other Matters: Mortgages and notes payable totaling $997.3 million are subject to prepayment penalties at December 31, 2001.

IRVINE APARTMENT COMMUNITIES, L.P.

Mortgages and Notes Payable at December 31, 2001

(dollars in thousands)

			Expiration of
	Outstanding	Effective	Interest Rate	Interest Rate
	Principal	Interest	Reduction	After	Maturity
Type of Debt	Balance	Rate	Period	Step-Up	Date

Tax-exempt mortgage bond financing	$19,200	2.60%			8/34

Conventional mortgage financings:
Amherst Court	10,900	7.15%			11/09
Baypointe	42,550	7.95%			11/11
The Bays	26,621	6.91%	7/08	9.25%	7/18
The Bays	12,304	7.88%			7/08
Deerfield Phase I	6,742	6.57%	7/02	8.90%	7/08
Deerfield Phase I	5,209	7.88%			7/08
Mariner Square	5,072	8.50%			8/08
Newport Ridge	62,386	7.37%			10/10
Parkwood	11,365	8.50%			7/08
Rancho Maderas	25,676	7.50%			8/11
Rancho Mariposa	11,420	7.75%			6/03
Rancho Monterey	35,932	7.29%			11/10
Rancho Santa Fe	42,875	7.95%			11/11
San Carlo	32,487	7.15%			11/09
San Mateo	22,214	7.37%			10/10
Santa Clara	40,509	7.29%			11/10
Santa Maria	24,345	7.15%			11/09
Sierra Vista	27,939	7.37%			10/10
The Parklands	4,184	6.15%			4/04
Turtle Rock Canyon	27,150	7.95%			11/11
Turtle Rock Vista	12,051	8.50%			7/08
Woodbridge Pines	7,688	6.91%	9/08	9.25%	8/18
Woodbridge Pines	3,969	7.88%			7/08

	501,588	7.51%			7/09

Mortgage notes payable to The Irvine Company:
Parkwest	31,955	5.75%			7/24
Rancho San Joaquin	10,913	7.81%			8/03
Rancho San Joaquin	14,601	5.75%			1/15

	57,469	6.14%			1/18

Tax-exempt assessment district debt:
Fixed rate	4,601	6.29%			7/17
Variable rate	15,456	1.70%			9/18

	20,057	2.75%			4/18

Unsecured tax-exempt bond financings	384,228	4.63%			8/25

Unsecured notes payable	99,473	7.10%			10/07

Total/weighted average	$1,082,015	6.20%			5/11

Scheduled Principal Amortization: Mortgages and Notes Payable at December 31, 2001

(dollars in thousands)

	Year of Maturity

Type of Debt	2002	2003	2004	2005	2006	Thereafter	Total

Tax-exempt mortgage bond financing						$19,200	$19,200
Conventional mortgage financings	$7,179	$19,471	$11,483	$9,137	$9,879	444,439	501,588
Mortgage notes payable to The Irvine Company	1,209	11,982	1,398	1,512	1,601	39,767	57,469
Tax-exempt assessment district debt	632	689	731	770	842	16,393	20,057
Unsecured tax-exempt bond financings						384,228	384,228
Unsecured notes payable						99,473	99,473

Totals	$9,020	$32,142	$13,612	$11,419	$12,322	$1,003,500	$1,082,015

Percentage of debt	0.8%	3.0%	1.3%	1.1%	1.1%	92.7%	100.0%

IRVINE APARTMENT COMMUNITIES, L.P.

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for financial instruments approximate their fair value except as discussed below. The fair values of the conventional mortgage financings and the mortgage notes payable to The Irvine Company are estimated using discounted cash flow analyses and the Partnership’s current estimated borrowing rates for similar types of borrowing arrangements. The interest rate used in the fair value calculation ranges from 5.46% to 7.84% based on the terms of the loan. As of December 31, 2001, the fair values of the conventional mortgage financings and the mortgage notes payable to The Irvine Company were $522.0 million and $50.7 million, respectively. The fair values of the unsecured notes payable and unsecured tax-exempt bond financings based on prevailing interest rates at December 31, 2001 were $99.6 million and $387.5 million, respectively.

NOTE 5 — REDEEMABLE PREFERRED INTERESTS

     In January 1998, IAC Capital Trust issued 6.0 million of 8 1/4% Series A Preferred Securities. The proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Partnership. The Partnership used the $150 million of proceeds, net of costs and offering expenses, all of which were paid by the Partnership, to repay the outstanding balance on the Partnership’s credit facility and to fund development.

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

IRVINE APARTMENT COMMUNITIES, L.P.

NOTE 6 — PARTNERS’ CAPITAL

     In conjunction with the redemption of the Series B Preferred Limited Partner Units (see Note 5), $1.3 million was charged directly to partners’ capital, which represents the excess of the redemption price over the carrying amount of the preferred limited partner units.

Reconciliation of Common Partnership Units Outstanding

(in thousands, except percentages)	For the Years Ended December 31, 2001 and 2000

		The Irvine
	IACLLC	Company	Total

Balance at beginning and end of period	20,176	25,027	45,203

Ownership interest at end of period	44.6%	55.4%	100%

Net Income Allocation

	For the Years Ended December 31,

(dollars in thousands)	2001	2000	1999

Limited Partners:
Income allocated to The Irvine Company (and certain of its affiliates) based on their ownership interest	$37,355	$37,511	$38,096
Income allocated to others based on their ownership interest			53

	37,355	37,511	38,149

General Partner:
Income allocated to IAC, Inc. based on its ownership interest			14,157
Income allocated to IACLLC based on its ownership interest	30,115	30,243	16,595

	30,115	30,243	30,752

Net Income	$67,470	$67,754	$68,901

Stonecrest Village Company, LLC (“SVC”), which owned a 0.68% common limited partnership interest in the Partnership as of March 31, 2000, was owned by California Pacific Homes (“CPH”), an affiliated entity of The Irvine Company. Effective April 1, 2000, Mr. Bren, the 100% owner of The Irvine Company and also the 100% owner of CPH, contributed his ownership of CPH to The Irvine Company. As a result of this contribution of CPH and, accordingly, CPH’s 0.68% common limited partnership interest in the Partnership, The Irvine Company owns all the outstanding common limited partnership interests of the Partnership.

NOTE 7 — MERGER BETWEEN IAC, INC. AND ACQUIROR

     On June 7, 1999, pursuant to the Merger, each outstanding share of IAC, Inc.’s common stock was converted into the right to receive $34 in cash. The Merger and related transactions were accounted for using the purchase method of accounting in accordance with GAAP. Accordingly, the assets and liabilities of the Partnership were adjusted to fair value. The step-up in basis related to IACLLC’s and The Irvine Company’s investment in the Partnership of $511.8 million approximates the fair value of the net assets acquired and was allocated to the assets of the Partnership using push-down accounting based on the excess of their estimated fair value over their historical carrying amount. Accordingly, $131.9 million of the step-up in basis was allocated to land and $379.9 million was allocated to buildings and improvements.

     In conjunction with the Merger, IAC, Inc. and the Partnership entered into a separate agreement whereby IAC, Inc. agreed to reimburse the Partnership for all costs of the Merger incurred on IAC, Inc.’s behalf during 1999. In June 1999, the Partnership was reimbursed for $6.6 million of Merger costs, of which $2.6 million had been incurred and expensed during the first quarter of 1999 and $4.0 million was incurred during the second quarter of 1999. Additionally, the Partnership agreed to pay in cash the difference between $34 per share and the exercise price of the vested stock options of IAC, Inc. which were outstanding at the time of the Merger. During the second quarter of 1999, the Partnership’s cash payments related to vested stock options totaled $4.1 million, of which $1.8 million was capitalized to real estate under development and $2.3 million was charged to operations as general and administrative expenses.

     Also in conjunction with the Merger, the Partnership and The Irvine Company entered into a separate agreement whereby The Irvine Company agreed to fund certain construction cost overruns and net operating income shortfalls of the Partnership in connection with the development and operation of nine apartment projects which were under development at the time of the Merger. The Irvine Company is obligated to contribute to the Partnership an amount equal to the difference between the total costs incurred by the Partnership to complete the construction of the respective apartment project and the amount of the approved budget for such construction. Contributions for construction cost overruns made during 2001 totaled $2.5 million. There were no contributions for construction cost overruns made during 2000. In addition, The Irvine Company is obligated to contribute to the Partnership an amount equal to the difference between the approved budgeted pro forma stabilized net operating income of the respective apartment project and the net operating income earned by the Partnership from the operation of such property for a period of time not to exceed two

IRVINE APARTMENT COMMUNITIES, L.P.

years after the completion of such property. Contributions for net operating income shortfalls made during 2001 totaled $577,000. There were no contributions for net operating income shortfalls made during 2000.

NOTE 8 — CERTAIN TRANSACTIONS WITH RELATED PARTIES

     Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative service agreement covering services for information technology and other services totaling $704,000 for the year ended December 31, 2001. The amounts for the corresponding periods in 2000 and 1999 were $318,000 and $99,000, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. In addition, the Partnership incurred rent totaling $649,000, $560,000 and $556,000 for the years ended December 31, 2001, 2000 and 1999, respectively, related to leases with The Irvine Company that expire in 2003. IAMC incurred rent totaling $351,000, $301,000 and $203,000 for the years ended December 31, 2001, 2000 and 1999, respectively, related to a lease with The Irvine Company.

     The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the partnership to IACLLC for such costs was $11.2 million, $12.6 million and $6.6 million for years ended December 31, 2001, 2000 and 1999, respectively. The aggregate amount incurred by the Partnership for such costs was $12.7 million, $11.9 million and $6.9 million for the years ending December 2001, 2000 and 1999, respectively.

     Included in accounts payable and accrued liabilities at December 31, 2001 is $370,000 due to The Irvine Company. The amount represents a payable to The Irvine Company for information technology and development costs incurred by The Irvine Company on behalf of the Partnership.

     Included in other assets at December 31, 2001 is approximately $4.5 million due from The Irvine Company. The amount represents a receivable of the Partnership for property taxes, general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

     During 2001, The Irvine Company advanced to the Partnership amounts totaling $58.4 million, of which $53.2 million was outstanding as of December 31, 2001. Advances from affiliate accrued interest at an average interest rate of 2.04% in December 2001. For the year ending December 31, 2001, the Partnership incurred approximately $314,000 of interest costs related to the advances. For the years ended December 31, 2000 and 1999, the Partnership incurred approximately $572,000 and $775,000, respectively, of interest costs related to advances.

     In October 2000, the Partnership and The Irvine Company entered into a Loan Agreement whereby the Partnership is the lender and The Irvine Company is the borrower. Borrowings under the Loan Agreement bear interest at a variable or fixed rate to be quoted by the Partnership however the rate shall not be lower than the rate at which interest is paid to the Partnership on its overnight cash investments. The Irvine Company shall make monthly interest payments on each borrowing until the principal is repaid. The Loan Agreement expires in June 2003. During the second quarter of 2001, the Partnership made loans to The Irvine Company totaling $102.3 million. These loans were repaid by the end of the same quarter. The Partnership accrued interest on these loans at a rate of 3.82% and earned interest income of approximately $480,000. As of December 31, 2001, there were no borrowings outstanding under the Loan Agreement.

     During 2001, the Partnership was reimbursed for $1.5 million of ground rent payments from The Irvine Company relating to the retail portion of the Partnership’s Cherry Orchard Apartments property.

IRVINE APARTMENT COMMUNITIES, L.P.

NOTE 9 — SAVINGS PLAN

     Effective January 1, 1994, IAC, Inc. implemented a defined contribution 401(k) benefit plan covering substantially all employees who have satisfied minimum age and service requirements. Upon the Merger, this plan was transferred to, and is currently maintained by, IACLLC. The Partnership pays for these costs as they relate to IACLLC employees providing services on the Partnership’s behalf. The Partnership matches employee contributions up to 50%, within certain limits, which are accrued as incurred. The Partnership also makes contributions to this plan for each participant generally equal to 3% of the participant’s base salary. The aggregate cost of these contributions by the Partnership was $151,000, $151,000 and $197,000 in 2001, 2000 and 1999, respectively.

NOTE 10 — AGREEMENTS, COMMITMENTS AND CONTINGENCIES

Management Agreement: The Partnership has a management agreement with IAMC whereby IAMC has the exclusive right to manage all of the Partnership’s properties. The agreement has no stated maturity date, however, either party can terminate the agreement after giving thirty days written notice.

Litigation: The Partnership is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse effect on the Partnership’s consolidated financial statements.

Assessment Districts: In some of the local jurisdictions within Orange County, assessment districts were formed by local governments to finance major infrastructure improvements. At December 31, 2001, the Partnership had $42.2 million of assessment district debt, of which $20.1 million was reflected on the balance sheet.

Rent Restrictions: As of December 31, 2001, 17.0% of the apartment units within the Partnership’s stabilized portfolio were required to be set aside for residents within certain income levels and had limitations on the rent that could be charged to such tenants. The rental revenue from five of these projects includes governmental rent subsidy payments of $3.5 million, $3.6 million and $3.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

IRVINE APARTMENT COMMUNITIES, L.P.

NOTE 11 — QUARTERLY FINANCIAL DATA (UNAUDITED)

(dollars in thousands)

2001 Quarters Ended	March 31	June 30	September 30	December 31

Revenues	$78,745	$78,609	$79,623	$79,902
Expenses	$54,834	$58,340	$60,132	$61,540
Net income	$19,723	$16,082	$16,397	$15,268

2000 Quarters Ended	March 31	June 30	September 30	December 31

Revenues	$68,673	$72,105	$75,325	$77,992
Expenses	$48,485	$54,147	$51,399	$55,560
Net income	$16,000	$13,771	$19,738	$18,245

IRVINE APARTMENT COMMUNITIES, L.P.

SCHEDULE III — CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001
(dollars in thousands)

			Gross Carrying Amount
			at December 31, 2001 (a) (b)

City, State	Number			Buildings and		Accumulated	Date of	Depreciable
Apartment Community Name	of Units	Encumbrances(c)	Land (e)	Improvements	Total	Depreciation	Completion	Life(d)

Properties Stabilized For All of 2001:
Irvine, California
Amherst Court	162	$10,900	$2,646	$14,348	$16,994	$4,234	1991	5-40 years
Berkeley Court	152		2,456	12,407	14,863	4,191	1986	5-40 years
Brittany at Oak Creek	393		10,325	34,168	44,493	3,025	1999	5-40 years
Cedar Creek	176		2,471	13,306	15,777	4,603	1985	5-40 years
Columbia Court	58		949	4,185	5,134	1,384	1984	5-40 years
Cornell Court	109		2,017	8,922	10,939	2,656	1984	5-40 years
Cross Creek	136		2,032	11,054	13,086	3,873	1985	5-40 years
Dartmouth Court	294		5,493	24,846	30,339	8,465	1986	5-40 years
Deerfield	288	11,951	6,614	17,551	24,165	6,658	1975/83	5-40 years
Harvard Court	112		2,148	8,609	10,757	2,944	1986	5-40 years
Northwood Park	168		2,923	12,161	15,084	4,536	1985	5-40 years
Northwood Place	604		10,150	46,774	56,924	16,614	1986	5-40 years
Orchard Park	60		1,721	3,406	5,127	1,265	1982	5-40 years
Park West	880	31,955	25,963	73,639	99,602	37,526	1970/71/72	5-40 years
Parkwood	296	11,365	9,963	17,813	27,776	7,289	1974	5-40 years
Rancho San Joaquin	368	25,514	10,677	39,065	49,742	17,184	1976	5-40 years
San Carlo	354	32,487	6,078	36,275	42,353	10,312	1989	5-40 years
San Leon	248		4,271	20,819	25,090	6,901	1987	5-40 years
San Marco	426		7,071	33,888	40,959	10,311	1988	5-40 years
San Marino	200		3,415	16,222	19,637	5,687	1986	5-40 years
San Mateo	283	22,214	3,833	24,026	27,859	6,806	1990	5-40 years
San Paulo	382		4,667	33,306	37,973	7,027	1993	5-40 years
San Remo	248		4,221	19,734	23,955	6,822	1986/88	5-40 years
Santa Clara	378	40,509	6,541	41,060	47,601	7,260	1996	5-40 years
Santa Maria	227	24,345	5,091	26,878	31,969	4,120	1997	5-40 years
Santa Rosa	575		13,284	63,410	76,694	9,701	1996/98	5-40 years
Sonoma at Oak Creek	196		5,697	18,370	24,067	1,929	1999	5-40 years
Stanford Court	320		5,783	23,376	29,159	7,769	1985	5-40 years
The Parklands	121	4,184	1,344	11,400	12,744	4,117	1983	5-40 years
Turtle Rock Canyon	217	27,150	3,696	27,484	31,180	7,043	1991	5-40 years
Turtle Rock Vista	252	12,051	8,760	23,475	32,235	7,992	1976/77	5-40 years
Villa Coronado	513		9,908	52,767	62,675	9,497	1996	5-40 years
Windwood Glen	196		3,284	14,358	17,642	4,911	1985	5-40 years
Windwood Knoll	248		3,655	17,112	20,767	5,956	1983	5-40 years
Woodbridge Oaks	120		1,974	9,494	11,468	3,434	1983	5-40 years
Woodbridge Pines	220	11,657	7,375	14,189	21,564	5,943	1976	5-40 years
Woodbridge Villas	258		6,828	14,511	21,339	5,526	1982	5-40 years
Woodbridge Willows	200		3,503	16,822	20,325	6,581	1984	5-40 years

	10,438	266,282	218,827	901,230	1,120,057	272,092

Newport Beach, California
Baypointe	300	42,550	6,824	38,297	45,121	5,403	1997	5-40 years
Mariner Square	114	5,072	2,238	8,867	11,105	4,654	1969	5-40 years
Newport North	570		15,586	46,745	62,331	15,277	1986	5-40 years
Newport Ridge	512	62,386	14,235	61,389	75,624	10,427	1996	5-40 years
Promontory Point	520		24,928	73,341	98,269	25,130	1974	5-40 years
The Bays	556	38,925	22,397	43,507	65,904	15,769	1971/73/84	5-40 years
The Colony at Fashion Island	245		5,014	49,869	54,883	5,685	1998	5-40 years

	2,817	148,933	91,222	322,015	413,237	82,345

IRVINE APARTMENT COMMUNITIES, L.P.

			Gross Carrying Amount
			at December 31, 2001 (a) (b)

City, State	Number			Buildings and			Accumulated	Date of	Depreciable
Apartment Community Name	of Units	Encumbrances(c)		Land (e)	Improvements	Total	Depreciation	Completion	Life(d)

Tustin, California
Rancho Alisal	356		6,114	30,394		36,508	9,447	1988/91	5-40 years
Rancho Maderas	266	26,676	3,047	24,158		27,205	6,549	1989	5-40 years
Rancho Mariposa	238	11,420	2,224	22,805		25,029	5,582	1992	5-40 years
Rancho Monterey	436	35,932	9,150	46,275		55,425	7,851	1996	5-40 years
Rancho Santa Fe	316	42,875	9,670	36,855		46,525	4,007	1998	5-40 years
Rancho Tierra	252		2,996	24,213		27,209	6,699	1989	5-40 years
Sierra Vista	306	27,939	4,092	30,695		34,787	7,362	1992	5-40 years

	2,170	143,842	37,293	215,395		252,688	47,497

Northern California
The Hamptons at Cupertino	342		17,209	47,186		64,395	4,289	1998	5-40 years
The Villas at Bair Island Marina	155		3,900	37,412		41,312	2,530	2000	5-40 years

	497		21,109	84,598		105,707	6,819

San Diego County, California
Arcadia at Stonecrest	336		9,475	33,985		43,460	2,667	1999	5-40 years
Villas of Renaissance	923		23,948	115,851		139,799	14,719	1992	5-40 years

	1,259		33,423	149,836		183,259	17,386

Total Properties Stabilized for All of 2001	17,181	559,057	401,874	1,673,074		2,074,948	426,139

Properties Stabilized During 2001:
Cherry Orchard Apartments (Sunnyvale)	300			56,922		56,922	1,053	2001	5-40 years
La Jolla Palms (La Jolla)	232		7,950	46,324		54,274	2,491	2001	5-40 years

Total Properties Stabilized During 2001:	532		7,950	103,246		111,196	3,544

Total Stabilized Portfolio	17,713	$559,057	$409,824	$1,776,320		$2,186,144	$429,683

Delivered Units in Projects Under Development
Villa Siena (Irvine)	967		28,503	143,115		171,618	4,888	1995/00/01	5-40 years
1221 Ocean Avenue (Santa Monica)	120		15,000	72,703		87,703	4,490	2000	5-40 years
Other				96		96	447

Total Delivered Units	1,087		43,503	215,914		259,417	9,825

Total Stabilized and Delivered	18,800	559,057	453,327	1,992,234		2,445,561	439,508

Units Under Development
Villa Siena (Irvine)	475	19,200	16,248	27,293		43,541
Franklin Street (Redwood City)	206		4,600	36,457		41,057
Other				268		268

Total Units Under Development	681	19,200	20,848	64,018		84,866

Total	19,481	$578,257	$474,175	$2,056,252		$2,530,427	$439,508

Notes:

(a)	The aggregate cost of land and buildings for federal income tax purposes is approximately $1,570,478 (unaudited).

(b)	The gross amount at which buildings and improvements are carried represent historical cost amounts incurred in the development of the projects and capital improvements incurred subsequent to the completion of construction. Prior to IAC, Inc.’s December 1993 initial public offering, the gross land and improvements amounts represent The Irvine Company’s historical cost basis. In conjunction with the Merger, the historical cost of land includes a $131.9 million step-up and the historical cost of buildings and improvements includes a $379.9 million step-up.

(c)	Encumbrances represent debt secured by deeds of trust.

(d)	Estimated useful lives are five to seven years for furniture and fixtures, five to twenty years for improvements and forty years for buildings.

(e)	Land acquired from The Irvine Company is recorded at cost based on the purchase price.

IRVINE APARTMENT COMMUNITIES, L.P.

     A summary of activity of real estate and accumulated depreciation is as follows:

	December 31,

Real Estate	2001	2000	1999

Balance at beginning of year:	$2,422,505	$2,288,008	$1,626,353
Additions:
Through cash expenditures	107,922	134,497	149,904
Through step-up in basis due to Merger			511,751

Balance at end of year	$2,530,427	$2,422,505	$2,288,008

	December 31,

Accumulated Depreciation	2001	2000	1999

Balance at beginning of year	$380,698	$325,229	$281,449
Charges to depreciation expense	58,810	55,469	43,780

Balance at end of year	$439,508	$380,698	$325,229

IRVINE APARTMENT COMMUNITIES, L.P.

REPORT OF INDEPENDENT AUDITORS

To The Partners
Irvine Apartment Communities, L.P.

     We have audited the accompanying consolidated balance sheets of Irvine Apartment Communities, L.P., a Delaware limited partnership, as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule on pages F-17 through F-19. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irvine Apartment Communities, L.P. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Los Angeles, California
March 1, 2002

IAC CAPITAL TRUST

BALANCE SHEETS

	December 31,

(dollars in thousands)	2001	2000

ASSETS
Cash	$5	$5
Investment in Subsidiary	150,000	150,000

	$150,005	$150,005

LIABILITIES AND EQUITY
Redeemable Preferred Securities, 25,000,000 securities authorized
Redeemable Series A Preferred Securities, 6,900,000 securities authorized, 6,000,000 securities issued and outstanding	$150,000	$150,000
Equity
Common Securities, 20,000 securities authorized, 200 securities issued and outstanding	5	5

	$150,005	$150,005

See accompanying notes.

IAC CAPITAL TRUST

STATEMENTS OF OPERATIONS AND EQUITY

	Years Ended December 31,

(in thousands)	2001	2000	1999

REVENUE
Income from investment in subsidiary	$12,375	$12,375	$12,375

Income Before Redeemable Preferred Interest	12,375	12,375	12,375
Redeemable preferred interest	12,375	12,375	12,375

NET INCOME	$—	$—	$—

Equity — beginning of period	$5	$5	$5
Issuance of common securities	—	—	—
Net income	—	—	—

EQUITY — END OF PERIOD	$5	$5	$5

See accompanying notes.

IAC CAPITAL TRUST

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(in thousands)	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Redeemable preferred interest	12,375	12,375	12,375

Net Cash Provided by Operating Activities	12,375	12,375	12,375

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to preferred securities holders	(12,375)	(12,375)	(12,375)

Net Cash Used in Financing Activities	(12,375)	(12,375)	(12,375)

NET INCREASE IN CASH	—	—	—
Cash at beginning of period	5	5	5

CASH AT END OF PERIOD	$5	$5	$5

See accompanying notes.

IAC CAPITAL TRUST

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

     IAC Capital Trust (the “Trust”) is a business trust formed on October 31, 1997 under the Delaware Business Trust Act. The Trust commenced operations on January 20, 1998 with the issuance of its redeemable preferred securities. Irvine Apartment Communities LLC (“IACLLC”) and certain members of management of IACLLC acquired all of the common securities of the Trust, representing common undivided beneficial interests in all of the assets of the Trust, for an aggregate consideration of $5,000.

     The Trust is a limited purpose financing vehicle established by Irvine Apartment Communities, L.P. (the “Partnership”) and exists for the sole purpose of issuing redeemable preferred securities and investing the proceeds thereof in redeemable preferred limited partner units of the Partnership. The redeemable preferred securities have no voting rights except in limited circumstances. The Trust’s declaration does not permit the incurrence by the Trust of any indebtedness for borrowed money or the making of any investment other than in the redeemable preferred limited partner units of the Partnership.

     The Partnership pays all obligations (other than with respect to the Trust securities) and all costs and expenses of the Trust, including the fees and expenses of the trustees and any income taxes, duties and other governmental charges.

NOTE 2 — REDEEMABLE PREFERRED INTEREST

     There are 6.0 million redeemable preferred securities outstanding that bear an annual cash distribution rate of 8 1/4% which is paid quarterly. The redeemable preferred securities have a stated maturity of December 31, 2092.

NOTE 3 — INVESTMENT IN IRVINE APARTMENT COMMUNITIES, L.P.

     The proceeds from the issuance of redeemable preferred securities were invested in redeemable preferred limited partner units of the Partnership which bear an annual cash distribution rate of 8 1/4% which is paid quarterly. The Trust accounts for its investment in the Partnership using the equity method of accounting.

NOTE 4 — INCOME TAXES

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

IAC CAPITAL TRUST

REPORT OF INDEPENDENT AUDITORS

To the Trustees
IAC Capital Trust

     We have audited the accompanying balance sheets of IAC Capital Trust, a Delaware Business Trust, as of December 31, 2001 and 2000, and the related statements of operations and equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IAC Capital Trust at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Los Angeles, California
March 1, 2002

INDEX TO EXHIBITS

Exhibit
Number	Description

2.2	Purchase and Sale Agreement and Joint Escrow Instructions dated April 18, 1997 by and between Aoki Construction (CA) Co., Ltd. and the Partnership (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Partnership filed on August 6, 1997).
3.1	Third Amended and Restated Agreement of Limited Partnership of Irvine Apartment Communities, L.P. dated June 9, 1999 (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Partnership for the quarter ended September 30, 1999 (the “1999 Third Quarter Form 10-Q”)).
3.2	Designation Instrument dated January 20, 1998, relating to the Series A Preferred L.P. Units of the Partnership (incorporated by reference to Exhibit 3.6 of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1997 (the “1997 Form 10-K”)).
4.1	Indenture dated as of October 1, 1997 between the Partnership and First Trust of California, National Association, as Trustee (the “Trustee”) (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Partnership filed on October 1, 1997 (the “October 1997 Form 8-K”)).
4.2	Supplemental Indenture No. 1 dated as of October 1, 1997, relating to the Partnership’s 7% Notes due 2007, between the Partnership and the Trustee (incorporated by reference to Exhibit 4.2 of the October 1997 Form 8-K).
4.3	Form of Series A Trust Preferred Security (included in Exhibit 4.5).
4.4	Amended and Restated Declaration of Trust dated January 20, 1998 of IAC Capital Trust (incorporated by reference to Exhibit 4.4 of the 1997 Form 10-K).
4.5	Certificate of Terms dated January 20, 1998 Relating to Series A Preferred Securities of IAC Capital Trust (incorporated by reference to Exhibit 4.5 of the 1997 Form 10-K).
10.1	Purchase and Sale Agreement and Joint Escrow Instructions dated April 18, 1997 by and between Aoki Construction (CA) Co., Ltd. and the Partnership (see Exhibit 2.2).
10.2	Lease Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1993 (the “1993 Form 10-K”)).
10.3	Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of the 1993 Form 10-K).
10.3.1	Amendment and Extension to the Administrative Services Agreement (incorporated by reference to Exhibit 10.5.1 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1994).
10.3.2	Amendment No. 4 to the Administrative Services Agreement (incorporated by reference to Exhibit 10.5.4 of the Quarterly Report on Form 10-Q of the Partnership and the Trust for the quarter ended June 30, 1998 (the “1998 Second Quarter Form 10-Q”)).

Exhibit
Number	Description

10.4	Contribution Agreement and Escrow Instructions Agreement (incorporated by reference to Exhibit 10.7 of the 1993 Form 10-K).
10.5	Irrevocable Trust Agreement (incorporated by reference to Exhibit 10.10 of the 1993 Form 10-K).
10.6	First Amended and Restated Revolving Credit Agreement dated as of June 7, 1999 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of the Partnership for the quarter ended June 30, 1999 (the “1999 Second Quarter Form 10-Q”)).
10.7	Amended and Restated Partnership Agreement of Irvine Apartment Management Company dated January 1, 2000 by and between Apartment Management Company, LLC and Western National Securities d/b/a Western National Property Management (“WNPM”) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999 (the “1999 Form 10-K”)).
10.8	Amended and Restated Management Agreement dated as of January 1, 2000 by and between the Partnership and Irvine Apartment Management Company (incorporated by reference to Exhibit 10.8 of the 1999 Form 10-K).
10.8.1	Amendment One to Amended and Restated Management Agreement dated July 1, 2000 by and between the Partnership and Irvine Apartment Management Company (incorporated by reference to Exhibit 10.8.1 of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 2000 (the “2000 Form 10-K”)).
10.8.2	Amendment Two to Amended and Restated Management Agreement dated March 30, 2001 by and between the Partnership and Irvine Apartment Management Company.
10.9	Loan Agreement by and between California Statewide Communities Development Authority and the Partnership dated as of May 15, 1998 (incorporated by reference to Exhibit 10.24 of the 1998 Form 10-K).
10.10	Indenture of Trust by and between California Statewide Communities Development Authority and U.S. Bank Trust National Association, as Trustee dated as of May 15, 1998 securing $334,190,000 California Statewide Communities Development Authority Apartment Development Revenue Refunding Bonds, Series 1998A (Irvine Apartment Communities, L.P.) (incorporated by reference to Exhibit 10.25 of the 1998 Form 10-K).
10.11	First Supplemental Indenture of Trust by and between California Statewide Communities Development Authority and U.S. Bank Trust National Association, as Trustee dated as of June 11, 1998 ($334,190,000 California Statewide Communities Development Authority Apartment Development Revenue Refunding Bonds, Series 1995A) (incorporated by reference to Exhibit 10.26 of the 1998 Form 10-K).

Exhibit
Number	Description

10.12	Letter dated June 8, 1999 regarding the Funding Agreement between The Irvine Company and the Partnership (incorporated by reference to Exhibit 10.16 of the 1999 Form 10-K).
10.13	Loan Agreement dated October 24, 2000 by and between the Partnership and The Irvine Company (incorporated by reference to Exhibit 10.17 of the 2000 Form 10-K).
21.1	Subsidiaries of the Partnership (incorporated by reference to Exhibit 21.2 of the 1997 Form 10-K).
21.2	Subsidiaries of the Trust (none).
24	Power of Attorney (included in signature page of this Report).