Form 10-Q
period 2002-03-31
IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 2002-05-13
CIK 1038358, 1048922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2002.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number:	0-22569 (Irvine Apartment Communities, L.P.) 1-13721 (IAC Capital Trust)

IRVINE APARTMENT COMMUNITIES, L.P.
IAC CAPITAL TRUST

(Exact Name of Registrants as Specified in Their Charters)

Delaware Delaware (State of Incorporation)	33-0587829 91-6457946 (I.R.S. Employer Identification Number)

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

Irvine Apartment Communities, L.P.: IAC Capital Trust:	Yes [X] No [ ] Yes [X] No [ ]

     Indicate the number of units outstanding of each of the issuer’s classes of common partnership units, as of the latest practical date. Irvine Apartment Communities, L.P.: units of common partnership interest — 45,202,828 units as of May 13, 2002.

Irvine Apartment Communities, L.P. — Consolidated Balance Sheets
Irvine Apartment Communities, L.P. — Consolidated Statements of Operations
Irvine Apartment Communities, L.P. — Consolidated Statements of Changes in Partners’ Capital
Irvine Apartment Communities, L.P. — Consolidated Statements of Cash Flows
IAC Capital Trust — Balance Sheets
IAC Capital Trust — Statements of Operations and Equity
IAC Capital Trust — Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.7

Irvine Apartment Communities, L.P.
IAC Capital Trust

Irvine Apartment Communities, L.P.

Consolidated Balance Sheets

	March 31,	December 31,
(in thousands)	2002	2001

	(unaudited)
Assets
Real estate
Land	$455,865	$453,327
Buildings and improvements	2,012,081	1,992,234

	2,467,946	2,445,561
Accumulated depreciation	(455,459)	(439,508)

	2,012,487	2,006,053
Under development, including land	74,934	84,866

	2,087,421	2,090,919
Cash and cash equivalents	4,814	2,572
Restricted cash	12,918	14,567
Deferred financing costs, net	9,587	9,991
Other assets	8,552	16,308

	$2,123,292	$2,134,357

Liabilities
Mortgages and notes payable	$1,079,803	$1,082,015
Accounts payable and accrued liabilities	50,309	40,635
Advances from affiliate	52,100	53,200
Security deposits	13,474	13,210

	1,195,686	1,189,060

Redeemable Preferred Interests
Redeemable Series A preferred limited partner units, 6,000 preferred partnership units outstanding at March 31, 2002 and December 31, 2001	144,290	144,275
Partners’ Capital
General partner, 20,176 common partnership units at March 31, 2002 and December 31, 2001	626,191	634,094
Common limited partner, 25,027 common partnership units at March 31, 2002 and December 31, 2001	157,125	166,928

	783,316	801,022

	$2,123,292	$2,134,357

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Operations

	Three Months Ended March 31,

(unaudited, in thousands)	2002	2001

Revenues
Rental income	$76,812	$74,888
Other income	2,189	2,496
Interest income	94	1,361

	79,095	78,745

Expenses
Property expenses	21,045	17,702
Real estate taxes	6,475	5,865
Interest expense, net	16,994	15,580
Depreciation and amortization	16,218	13,592
General and administrative	1,475	2,095

	62,207	54,834

Income before Redeemable Preferred Interests	16,888	23,911
Redeemable preferred interests	3,094	4,188

Net Income	$13,794	$19,723

Allocation of Net Income:
General Partner	$6,157	$8,803
Common Limited Partner	$7,637	$10,920

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Changes in Partners’ Capital

	Irvine Apartment	The Irvine
(unaudited, in thousands)	Communities LLC	Company	Total

Partners’ Capital
Balance at January 1, 2001	$657,009	$199,211	$856,220
Net income	8,803	10,920	19,723
Distributions	(8,480)	(10,520)	(19,000)

Balance at March 31, 2001	$657,332	$199,611	$856,943

Balance at January 1, 2002	$634,094	$166,928	$801,022
Net income	6,157	7,637	13,794
Distributions	(14,060)	(17,440)	(31,500)

Balance at March 31, 2002	$626,191	$157,125	$783,316

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,

(unaudited, in thousands)	2002	2001

Cash Flows from Operating Activities
Net income	$13,794	$19,723
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	404	117
Depreciation and amortization	16,218	13,592
Redeemable preferred interest	3,094	4,188
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Restricted cash	(75)	(91)
Other assets	7,504	12,393
Accounts payable and accrued liabilities	14,600	6,120
Security deposits	264	199

Net Cash Provided by Operating Activities	55,803	56,241

Cash Flows from Investing Activities
Capital improvements to operating real estate assets	(289)	(366)
Capital investments in real estate assets	(17,072)	(29,076)

Net Cash Used in Investing Activities	(17,361)	(29,442)

Cash Flows from Financing Activities
Proceeds from mortgages and notes payable	1,724
Payments on mortgages and notes payable	(2,230)	(1,986)
Advances from affiliate	29,200
Payments to affiliate	(30,300)
Distributions to redeemable preferred limited partner unit holders	(3,094)
Distributions to partners	(31,500)	(19,000)

Net Cash Used in Financing Activities	(36,200)	(20,986)

Net Increase in Cash and Cash Equivalents	2,242	5,813
Cash and Cash Equivalents at Beginning of Period	2,572	97,406

Cash and Cash Equivalents at End of Period	$4,814	$103,219

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amounts capitalized	$10,581	$8,969

See accompanying notes.

IAC Capital Trust

Balance Sheets

	March 31,	December 31,
(dollars in thousands)	2002	2001

	(unaudited)
Assets
Cash	$5	$5
Investment in Subsidiary	150,000	150,000

	$150,005	$150,005

Liabilities and Equity
Redeemable Preferred Securities, 25,000,000 securities authorized
Redeemable Series A Preferred Securities, 6,900,000 securities authorized, 6,000,000 securities issued and outstanding	$150,000	$150,000
Equity
Common Securities, 20,000 securities authorized, 200 securities issued and outstanding	5	5

	$150,005	$150,005

See accompanying notes.

IAC Capital Trust

Statements of Operations and Equity

	Three Months Ended March 31,

(unaudited, in thousands)	2002	2001

Revenue
Income from investment in subsidiary	$3,094	$3,094

Income before redeemable preferred interest	3,094	3,094
Redeemable preferred interest	3,094	3,094

Net Income	$—	$—

Equity — beginning of period	$5	$5
Net income	—	—

Equity — end of period	$5	$5

See accompanying notes.

IAC Capital Trust

Statements of Cash Flows

	Three Months Ended March 31,

(unaudited, in thousands)	2002	2001

Cash Flows from Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Redeemable preferred interest	3,094	—

Net Cash Provided by Operating Activities	3,094	—

Cash Flows from Financing Activities
Distributions to preferred securities holders	(3,094)	—

Net Cash Used in Financing Activities	(3,094)	—

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	5	5

Cash and Cash Equivalents at End of Period	$5	$5

See accompanying notes.

Irvine Apartment Communities, L.P.
IAC Capital Trust
Notes to Consolidated Financial Statements
(unaudited)

Note 1 — Organization

Irvine Apartment Communities, L.P. (the “Partnership”), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (“IAC, Inc.”) obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership, which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the “Acquiror”), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the “Merger”), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC (“IACLLC”). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership. The Partnership’s management and operating decisions are under the unilateral control of IACLLC. All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC. At March 31, 2002, IACLLC had a 44.6% general partnership interest and The Irvine Company had a 55.4% common limited partnership interest in the Partnership.

The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. The Partnership has created market positions in Northern California, San Diego County and Santa Monica which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch. As of June 30, 2001, the Partnership owned 65 apartment communities. In July 2001, due to the similarity of property operations and product type and the proximity of property locations, the following apartment communities were combined for reporting purposes: Bayport, Bayview and Baywood are now considered one apartment community; Santa Rosa and Santa Rosa II are now considered one apartment community; and One Park Place and Villa Siena are now considered one apartment community. Therefore, as of March 31, 2002, the Partnership owned 61 apartment communities representing 18,852 operating apartment units and 629 units under construction or development. In March 1998, the Partnership and Western National Property Management (“WNPM”) announced the formation of a strategic alliance that assumed all property management responsibilities for the Partnership’s Southern California portfolio. Subsequently, the property management responsibilities of the new entity, Irvine Apartment Management Company (“IAMC”), were expanded to include the Partnership’s entire portfolio. On March 30, 2001, The Irvine Company purchased WNPM’s 25% interest in IAMC. At March 31, 2002, IAMC is owned 75% by the Partnership and 25% by The Irvine Company.

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

The Partnership evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $51,481,000 and $53,817,000 for the three months ended March 31, 2002 and 2001, respectively. All other segment measurements are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2002 and December 31, 2001, and the revenues and expenses for the three months ended March 31, 2002 and 2001. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership’s and the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 3 — Mortgages and Notes Payable

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

Tax-Exempt Mortgage Bond Financings: On August 1, 2001, the Partnership completed a $69.2 million offering of tax-exempt mortgage bonds. The offering included $19.2 million of new tax-exempt mortgage bonds (the “2001 Bonds”) for the construction of a 104-unit apartment building (the “Project”) at the Partnership’s Villa Siena property. Additionally, the offering included the refinancing of the Partnership’s existing $32 million tax-exempt mortgage bonds and $18 million tax-exempt mortgage bonds (the “Refinanced Bonds” and collectively with the 2001 Bonds, the “Bonds”). Payment of principal and interest on the Bonds is secured by an irrevocable direct-pay letter of credit issued by Bank of America, N.A. Monthly interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The Bonds had an average floating interest rate inclusive of fees of 2.45% as of March 31, 2002. The 2001 Bonds represent loans payable that are collateralized by a deed of trust granting a security interest in the Project and are recourse to the Partnership. The 2001 Bonds bear interest at a weekly-remarketed tax-exempt rate and are due August 2034. As of March 31, 2002, the Partnership had received proceeds of $8.7 million representing land acquisition, transaction and development costs related to the Project. The remaining $10.5 million of proceeds (included in restricted cash) from the 2001 Bonds is held by a trustee and will be released for construction of the Project as costs are incurred. Proceeds from the Refinanced Bonds were used to repay the Partnership’s existing tax-exempt mortgage bonds. All terms of the Refinanced Bonds remain unchanged; however, the Refinanced Bonds are now unsecured and no longer collateralized by a deed of trust.

Note 4 — Partners’ Capital

In conjunction with the redemption of the Series B Preferred Limited Partner Units (see Note 5), $1.3 million was charged directly to partners’ capital, which represents the excess of the redemption price over the carrying amount of the preferred limited partner units.

Reconciliation of Common Partnership Units Outstanding

(in thousands, except percentages)	Three Months Ended March 31, 2002 and 2001

	IACLLC	The Irvine Company	Total

Balance at beginning and end of period	20,176	25,027	45,203

Ownership interest at end of period	44.6%	55.4%	100%

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

Note 6 — Certain Transactions With Related Parties

Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for information technology and other services totaling $210,000 and $153,000 for the three months ended March 31, 2002 and 2001, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. The Partnership incurred rent totaling $178,000 and $147,000 for the three months ended March 31, 2002 and 2001, respectively, related to leases with The Irvine Company that expire in 2003. IAMC incurred rent totaling $88,000 and $85,000 for the three months ended March 31, 2002 and 2001, respectively, related to a lease with The Irvine Company.

The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $2.1 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively. The aggregate amount incurred by the Partnership for such costs was $2.5 million and $3.5 million for the three months ended March 31, 2002 and 2001, respectively.

Included in other assets at March 31, 2002 is approximately $348,000 due from The Irvine Company. The amount represents a receivable of the Partnership for general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

Included in accounts payable and accrued liabilities at March 31, 2002 is approximately $25,000 due to The Irvine Company. The amount represents a payable to The Irvine Company for information technology costs incurred by The Irvine Company on behalf of the Partnership.

As of March 31, 2002, advances from The Irvine Company totaled $52.1 million. During the first quarter of 2002, the Partnership recorded interest expense of approximately $332,000 relating to advances from The Irvine Company, with interest accruing at 2.66% in March 2002.

In October 2000, the Partnership and The Irvine Company entered into a Loan Agreement whereby the Partnership is the lender and The Irvine Company is the borrower. Borrowings under the Loan Agreement bear interest at a variable or fixed rate to be quoted by the Partnership however the rate shall not be lower than the rate at which interest is paid to the Partnership on its overnight cash investments. The Irvine Company shall make monthly interest payments on each borrowing until the principal is repaid. The Loan Agreement expires in June 2003. As of March 31, 2002, there were no borrowings outstanding under the Loan Agreement.

For the three months ended March 31, 2002 and 2001, the Partnership was reimbursed for $142,000 and $140,000, respectively, of ground rent payments from The Irvine Company relating to the retail portion of the Partnership’s Cherry Orchard Apartments property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the activities of the Partnership for the three month period ended March 31, 2002 (unaudited) with the activities of the Partnership for the three month period ended March 31, 2001 (unaudited). The Trust is a limited purpose financing vehicle established by the Partnership and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Partnership.

The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the Partnership’s and the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain information set forth below is forward looking and involves various risks and uncertainties. Such information is based upon a number of estimates and assumptions that inherently are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Partnership’s control.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

The Partnership’s net income was $13.8 million for the three months ended March 31, 2002, down from $19.7 million for the same period of 2001. The Partnership’s net income decreased in 2002 due to an increase in depreciation and amortization expense and property expenses related to the addition of newly delivered rental units.

	Three Months Ended March 31,
Revenue and Expense Data
(dollars in thousands)	2002	2001

Number of stabilized communities	58	56
Number of operating units at end of period	18,852	18,067
Consolidated Information:
Operating revenues	$79,001	$77,384
Property expenses	$21,045	$17,702
Real estate taxes	$6,475	$5,865

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

Operating revenues (rental and other income) increased by 2.1% to $79.0 million in the first quarter of 2002, up from $77.4 million in the same period of 2001. Operating revenues rose in 2002 because of a larger average number of rental units in service as a result of new development.

Property expenses increased by 18.9% to $21.0 million in the first quarter of 2002, up from $17.7 million in the same period of 2001. Property expenses increased in the first quarter of 2002 mostly due to additional maintenance costs incurred, mainly on the Partnerships’ older properties. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC in March 1998 to manage the Partnership’s properties. Accordingly, the personnel and office costs of IAMC are included in property expenses.

Real estate taxes totaled $6.5 million in the first quarter of 2002 and $5.9 million in the same period of 2001. Real estate taxes increased in the first quarter of 2002 due primarily to the addition of new rental units through development.

Net interest expense increased to $17.0 million in the first quarter of 2002 compared to $15.6 million in the same period of 2001. Total interest incurred was $17.7 million in the first quarter of 2002 and $17.1 million in the same period of 2001. The increase in interest incurred in 2001 was primarily due to the impact of the Partnership’s tax-exempt mortgage bond financing in 2001. Capitalized interest totaled $733,000 in the first quarter of 2002 and $1.5 million in the same period of 2001. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

Depreciation and amortization expense increased to $16.2 million in the first quarter of 2002, up from $13.6 million in the same period of 2001. The increase in 2002 reflects the completion and delivery of newly developed rental units.

General and administrative expense decreased to $1.5 million in the first quarter of 2002, down from $2.1 million in the same period of 2001. The decrease in 2002 was due to cost reductions related to staffing and associated overhead costs.

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

Debt: The Partnership’s conventional debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of IAC, Inc.’s December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2002 to 2008. The weighted average effective interest rate on the Partnership’s debt, including the non-cash charges of amortization of deferred financing costs, was 6.33% at March 31, 2002.

Two of the Partnership’s properties (Rancho Monterey and Santa Clara) are security for conventional mortgages which are recourse to the Partnership. These conventional mortgages are subject to conversion to nonrecourse upon achieving certain loan to value hurdles.

Debt Structure at March 31, 2002

	Debt	Weighted Average
(dollars in thousands)	Balance	Interest Rate

Fixed rate debt
Conventional mortgage financings	$499,845	7.51%
Mortgage notes payable to The Irvine Company	57,173	6.14%
Tax-exempt assessment district debt	4,556	6.29%
Unsecured tax-exempt bond financings	334,190	4.93%
Unsecured notes payable	99,491	7.10%

Total fixed rate debt	995,255	6.52%

Variable rate debt
Tax-exempt mortgage bond financings	19,200	2.45%
Tax-exempt assessment district debt	15,310	1.35%
Unsecured tax-exempt bond financings	50,038	2.45%

Total variable rate debt	84,548	2.25%

Total debt	$1,079,803	6.18%

Operating Activities: Cash provided by operating activities was $55.8 million and $56.2 million in the first three months of 2002 and 2001, respectively. Cash provided by operating activities decreased slightly in the first three months of 2002 compared to the same period in 2001 primarily due to an increase in property expenses during this period.

Investing Activities: Cash used in investing activities was $17.4 million and $29.4 million in the first three months of 2002 and 2001, respectively. The decrease reflects decreased development activity in the first three months of 2002 as compared to 2001.

Financing Activities: Cash used in financing activities was $36.2 million and $21.0 million in the first three months of 2002 and 2001, respectively. Cash used in financing activities increased primarily as a result of an increase in distributions during the first three months of 2002.

Capital Expenditures

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $289,000 and $366,000 in the first three months of 2002 and 2001, respectively. Capital investments in real estate assets totaled $17.1 million and $29.1 million in the first three months of 2002 and 2001, respectively. These investments consisted of new development and capital replacements.

Capital Improvements: The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset’s useful life.

Capital Replacements: Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for capital replacements totaled $517,000 in the first three months of 2002. These expenditures were made at five properties: Promontory Point, Turtle Rock Vista, Rancho San Joaquin, Park West, and The Bays.

Capital Investments in New Development: Currently, the Partnership has two apartment communities under development or construction that are expected to require total expenditures of approximately $373 million, of which $272 million had been incurred as of March 31, 2002. Funding for these developments is expected to come from borrowings from financial institutions and refinancing of long-term debt.

Construction Information

				Total
			Commencement	Estimated Costs
Apartment Community	Location	Units	of Construction	(in millions)

On Irvine Ranch:
Villa Siena (1)	Irvine	1,442	2/99	$299

Off Irvine Ranch:
Franklin Street	Redwood City	206	11/00	74

Total		1,648		$373

(1)	As of March 31, 2002, 1,019 units were delivered and 711 units were occupied.

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

The Partnership’s critical accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of the Partnership for the year ended December 31, 2001 (the “2001 Form 10-K”).

Off-Balance Sheet Transactions

As of March 31, 2002, the Partnership had $42.0 million of assessment district debt, of which $19.9 million was reflected on the balance sheet and $22.1 million was off-balance sheet. See Notes 3 and 10 of the Notes to Consolidated Financial Statements included in the 2001 Form 10-K.

Contractual Obligations and Commercial Commitments

The Partnership’s only material contractual obligations and commercial commitments are its mortgages and notes payable. See Note 3 of the Notes to Consolidated Financial Statements included in the 2001 Form 10-K for a discussion of the mortgages and notes payable and their related maturities.

Related Party Transactions

See Note 6 of the Notes to Unaudited Consolidated Financial Statements (included herein) for a description of the Partnership’s transactions with related parties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2001.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit No. 10.7:	Second Amended and Restated Partnership Agreement of Irvine Apartment Management Company dated March 30, 2001 by and between Apartment Management Company, LLC and The Irvine Company.

(b)	During the first quarter of 2002, the Partnership and the Trust filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IRVINE APARTMENT COMMUNITIES, L.P.

	By:	Irvine Apartment Communities LLC its sole general partner

Date: May 13, 2002	By:	/s/ Marc D. Ley

Marc D. Ley Senior Vice President and Chief Financial Officer

IAC CAPITAL TRUST

Date: May 13, 2002	By:	/s/ David A. Patty

David A. Patty Regular Trustee

EXHIBIT INDEX

Exhibit	Description

Exhibit No. 10.7:	Second Amended and Restated Partnership Agreement of Irvine Apartment Management Company dated March 30, 2001 by and between Apartment Management Company, LLC and The Irvine Company.