Form 10-Q
period 2002-06-30
IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 2002-08-14
CIK 1038358, 1048922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the Period Ended June 30, 2002.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Irvine Apartment Communities, L.P.:  Yes  ☒  No  ☐
IAC Capital Trust:                                Yes  ☒  No  ☐

Indicate the number of units outstanding of each of the issuer’s classes of common partnership units, as of the latest practical date. Irvine Apartment Communities, L.P.: units of common partnership interest—45,202,828 units as of August 14, 2002.

Irvine Apartment Communities, L.P.
IAC Capital Trust

Irvine Apartment Communities, L.P.

Consolidated Balance Sheets

(in thousands)	June 30, 2002	December 31, 2001

Assets	(unaudited)
Real estate
Land	$458,270	$453,327
Buildings and improvements	2,033,683	1,992,234

	2,491,953	2,445,561
Accumulated depreciation	(470,833)	(439,508)

	2,021,120	2,006,053
Under development, including land	67,336	84,866

	2,088,456	2,090,919
Cash and cash equivalents	1,866	2,572
Restricted cash	9,773	14,567
Deferred financing costs, net	9,189	9,991
Other assets	9,862	16,308

	$2,119,146	$2,134,357

Liabilities
Mortgages and notes payable	$1,077,540	$1,082,015
Accounts payable and accrued liabilities	39,725	40,635
Advances from affiliate	43,400	53,200
Distributions payable to redeemable preferred limited partner unit holders	3,094
Security deposits	13,694	13,210

	1,177,453	1,189,060

Redeemable Preferred Interests
Redeemable Series A preferred limited partner units, 6,000 preferred partnership units outstanding at June 30, 2002 and December 31, 2001	144,301	144,275

Partners’ Capital
General partner 20,176 common partnership units at June 30, 2002 and December 31, 2001	632,474	634,094
Common limited partner, 25,027 common partnership units at June 30, 2002 and December 31, 2001	164,918	166,928

	797,392	801,022

	$2,119,146	$2,134,357

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
(unaudited, in thousands)	2002	2001	2002	2001

Revenues
Rental income	$153,760	$150,271	$76,948	$75,383
Other income	4,420	4,826	2,231	2,330
Interest income	180	2,257	86	896

	158,360	157,354	79,265	78,609

Expenses
Property expenses	42,250	36,197	21,205	18,560
Real estate taxes	12,437	11,756	5,962	5,826
Interest expense, net	33,904	31,681	16,910	16,101
Depreciation and amortization	31,611	28,714	15,393	15,122
General and administrative	4,100	4,826	2,625	2,731

	124,302	113,174	62,095	58,340

Income before Redeemable Preferred Interests	34,058	44,180	17,170	20,269
Redeemable preferred interests	6,188	8,375	3,094	4,187

Net Income	$27,870	$35,805	$14,076	$16,082

Allocation of Net Income:
General Partner	$12,440	$15,981	$6,283	$7,178
Common Limited Partner	$15,430	$19,824	$7,793	$8,904

See accompanying notes

Irvine Apartment Communities, L.P.

Consolidated Statements of Changes in Partners’ Capital

(unaudited, in thousands)	Irvine Apartment Communities LLC	The Irvine Company	Total

Partners’ Capital
Balance at January 1, 2001	$657,009	$199,211	$856,220
Net income	15,981	19,824	35,805
Distributions	(21,201)	(26,299)	(47,500)

Balance at June 30, 2001	$651,789	$192,736	$844,525

Balance at January 1, 2002	$634,094	$166,928	$801,022
Net income	12,440	15,430	27,870
Distributions	(14,060)	(17,440)	(31,500)

Balance at June 30, 2002	$632,474	$164,918	$797,392

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(unaudited, in thousands)	2002	2001

Cash Flows from Operating Activities
Net income	$27,870	$35,805
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	802	765
Depreciation and amortization	31,611	28,714
Redeemable preferred interest	6,188	8,375
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Restricted cash	(174)	(137)
Other assets	6,186	14,731
Accounts payable and accrued liabilities	5,358	(3,554)
Security deposits	484	329

Net Cash Provided by Operating Activities	78,325	85,028

Cash Flows from Investing Activities
Capital improvements to operating real estate assets	(1,164)	(2,208)
Capital investments in real estate assets	(33,929)	(53,515)

Net Cash Used in Investing Activities	(35,093)	(55,723)

Cash Flows from Financing Activities
Proceeds from mortgages and notes payable	4,968
Payments on mortgages and notes payable	(4,512)	(3,976)
Advances from affiliate	78,500
Payments to affiliate	(88,300)
Distributions to redeemable preferred limited partner unit holders	(3,094)	(4,188)
Distributions to partners	(31,500)	(47,500)

Net Cash Used in Financing Activities	(43,938)	(55,664)

Net Decrease in Cash and Cash Equivalents	(706)	(26,359)
Cash and Cash Equivalents at Beginning of Period	2,572	97,406

Cash and Cash Equivalents at End of Period	$1,866	$71,047

Supplemental Disclosure of Cash Flow Information Interest paid, net of amounts capitalized	$33,114	$30,652

See accompanying notes.

IAC Capital Trust

Balance Sheets

(dollars in thousands)	June 30, 2002		December 31, 2001

Assets	(unaudited	)
Cash	$5		$5
Distributions receivable from Subsidiary	3,094
Investment in Subsidiary	150,000		150,000

	$153,099		$150,005

Liabilities and Equity
Distributions payable to preferred security holders	$3,094
Redeemable Preferred Securities, 25,000,000 securities authorized
Redeemable Series A Preferred Securities, 6,900,000 securities authorized, 6,000,000 securities issued and outstanding	150,000		$150,000
Equity
Common Securities, 20,000 securities authorized, 200 securities issued and outstanding	5		5

	$153,099		$150,005

See accompanying notes.

IAC Capital Trust

Statements of Operations and Equity

	Six Months Ended June 30,		Three Months Ended June 30,
(unaudited, in thousands)	2002	2001	2002	2001

Revenue
Income from investment in subsidiary	$6,188	$6,188	$3,094	$3,094

Income before redeemable preferred interest	6,188	6,188	3,094	3,094
Redeemable preferred interest	6,188	6,188	3,094	3,094

Net Income	$—	$—	$—	$—

Equity - beginning of period	$5	$5
Net income	—	—

Equity - end of period	$5	$5

See accompanying notes.

IAC Capital Trust

Statements of Cash Flows

	Six Months Ended June 30,
(unaudited, in thousands)	2002	2001

Cash Flows from Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Redeemable preferred interest	3,094	3,094

Net Cash Provided by Operating Activities	3,094	3,094

Cash Flows from Financing Activities
Distributions to preferred securities holders	(3,094)	(3,094)

Net Cash Used in Financing Activities	(3,094)	(3,094)

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	5	5

Cash and Cash Equivalents at End of Period	$5	$5

See accompanying notes.

Irvine Apartment Communities, L.P.

IAC Capital Trust

Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Organization

Irvine Apartment Communities, L.P. (the “Partnership”), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (“IAC, Inc.”) obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership, which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the “Acquiror”), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the “Merger”), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC (“IACLLC”). As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership. The Partnership’s management and operating decisions are under the unilateral control of IACLLC. All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC. At June 30, 2002, IACLLC had a 44.6% general partnership interest and The Irvine Company had a 55.4% common limited partnership interest in the Partnership.

The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. The Partnership has created market positions in Northern California, San Diego County and Santa Monica which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch. As of June 30, 2001, the Partnership owned 65 apartment communities. In July 2001, due to the similarity of property operations and product type and the proximity of property locations, the following apartment communities were combined for reporting purposes: Bayport, Bayview and Baywood are now considered one apartment community; Santa Rosa and Santa Rosa II are now considered one apartment community; and One Park Place and Villa Siena are now considered one apartment community. Therefore, as of June 30, 2002, the Partnership owned 61 apartment communities representing 18,932 operating apartment units and 549 units under construction or development. In March 1998, the Partnership and Western National Property Management (“WNPM”) announced the formation of a strategic alliance that assumed all property management responsibilities for the Partnership’s Southern California portfolio. Subsequently, the property management responsibilities of the new entity, Irvine Apartment Management Company (“IAMC”), were expanded to include the Partnership’s entire portfolio. On March 30, 2001, The Irvine Company purchased WNPM’s 25% interest in IAMC. At June 30, 2002, IAMC is owned 75% by the Partnership and 25% by The Irvine Company.

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

The Partnership evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $103,493,000 and $107,144,000 for the six months ended June 30, 2002 and 2001, respectively, and $52,012,000 and $53,327,000 for the three months ended June 30, 2002 and 2001, respectively. All other segment measurements are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

Profits and losses of the Partnership are generally allocated to the general partner and to the common limited partner based on their respective ownership interests in the Partnership. The holders of the Series A redeemable preferred limited partner units and redeemable preferred securities are entitled to distributions/dividends at an annual rate of 8¼% of the stated value per unit/security. The stated value of each unit/security is $25.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2002 and December 31, 2001, and the revenues and expenses for the three and six months ended June 30, 2002 and 2001. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership’s and the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 3 - Mortgages and Notes Payable

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

Tax-Exempt Mortgage Bond Financings:    On August 1, 2001, the Partnership completed a $69.2 million offering of tax-exempt mortgage bonds. The offering included $19.2 million of new tax-exempt mortgage bonds (the “2001 Bonds”) for the construction of a 104-unit apartment building (the “Project”) at the Partnership’s Villa Siena property. Additionally, the offering included the refinancing of the Partnership’s existing $32 million tax-exempt mortgage bonds and $18 million tax-exempt mortgage bonds (the “Refinanced Bonds” and collectively with the 2001 Bonds, the “Bonds”). Payment of principal and interest on the Bonds is secured by an irrevocable direct-pay letter of credit issued by Bank of America, N.A. Monthly interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The Bonds had an average floating interest rate inclusive of fees of 2.34% as of June 30, 2002. The 2001 Bonds represent loans payable that are collateralized by a deed of trust granting a security interest in the Project and are recourse to the Partnership. The 2001 Bonds bear interest at a weekly-remarketed tax-exempt rate and are due August 2034. As of June 30, 2002, the Partnership had received proceeds of $12.0 million representing land acquisition, transaction and development costs related to the Project. The remaining $7.2 million of proceeds (included in restricted cash) from the 2001 Bonds is held by a trustee and will be released for construction of the Project as costs are incurred. Proceeds from the Refinanced Bonds were used to repay the Partnership’s existing tax-exempt mortgage bonds. All terms of the Refinanced Bonds remain unchanged; however, the Refinanced Bonds are now unsecured and no longer collateralized by a deed of trust.

Note 4 - Partners’ Capital

Reconciliation of Common Partnership Units Outstanding

(in thousands, except percentages)	Six Months Ended June 30, 2002 and 2001

	IACLLC	The Irvine Company	Total

Balance at beginning and end of period	20,176	25,027	45,203

Ownership interest at end of period	44.6%	55.4%	100%

Note 5 - Minority Redeemable Preferred Interests

In January 1998, the Trust issued 6.0 million of 8¼% Series A Preferred Securities. The proceeds of $150 million were used to purchase an equivalent amount of 8¼% Series A Preferred Limited Partner Units in the Partnership. The Partnership used the $150 million of proceeds, net of costs and offering expenses, all of which were paid by the Partnership, to repay the outstanding balance on the Partnership’s credit facility and to fund development.

In November 1998, the Partnership issued 2.0 million of 8¾% Series B Preferred Limited Partner Units. The Partnership used the net proceeds to reduce the outstanding balance on its unsecured line of credit.

On July 12, 2001, the Partnership’s 2.0 million of 8¾% Series B Preferred Limited Partner Units were redeemed by the Partnership. The Partnership utilized its cash on hand for the redemption.

Note 6 - Certain Transactions With Related Parties

Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for information technology and other services totaling $461,000 and $285,000 for the six months ended June 30, 2002 and 2001, respectively, and $251,000 and $132,000 for the three months ended June 30, 2002 and 2001, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. The Partnership incurred rent totaling $355,000 and $294,000 for the six months ended June 30, 2002 and 2001, respectively, and $178,000 and $147,000 for the three months ended June 30, 2002 and 2001, respectively, related to leases with The Irvine Company that expire in 2003. IAMC incurred rent totaling $182,000 and $177,000 for the six months ended June 30, 2002 and 2001, respectively, and $94,000 and $92,000 for the three months ended June 30, 2002 and 2001, respectively, related to a lease with The Irvine Company.

The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $3.8 million and $5.3 million for the six months ended June 30, 2002 and 2001, respectively, and $1.6 million and $3.5 million for the three months ended June 30, 2002 and 2001, respectively. The aggregate amount incurred by the Partnership for such costs was $5.9 million and $7.8 million for the six months ended June 30, 2002 and 2001, respectively, and $3.4 million and $4.4 million for the three months ended June 30, 2002 and 2001, respectively.

Included in other assets at June 30, 2002 is approximately $1.3 million due from The Irvine Company. The amount represents a receivable of the Partnership for general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

Included in accounts payable and accrued liabilities at June 30, 2002 is approximately $122,000 due to The Irvine Company. The amount represents a payable to The Irvine Company for information technology costs incurred by The Irvine Company on behalf of the Partnership.

As of June 30, 2002, advances from The Irvine Company totaled $43.4 million. During the three and six months ended June 30, 2002, the Partnership recorded interest expense of approximately $397,000 and $729,000, respectively, relating to advances from The Irvine Company, with interest accruing at 2.87% in June 2002.

In October 2000, the Partnership and The Irvine Company entered into a Loan Agreement whereby the Partnership is the lender and The Irvine Company is the borrower. Borrowings under the Loan Agreement bear interest at a variable or fixed rate to be quoted by the Partnership however the rate shall not be lower than the rate at which interest is paid to the Partnership on its overnight cash investments. The Irvine Company shall make monthly interest payments on each borrowing until the principal is repaid. The Loan Agreement expires in June 2003. As of June 30, 2002, there were no borrowings outstanding under the Loan Agreement.

The Partnership receives reimbursement from The Irvine Company for ground rent payments relating to the retail portion of the Partnership’s Cherry Orchard Apartments property. The reimbursement totaled $289,000 and $276,000 for the six months ended June 30, 2002 and 2001, respectively, and $142,000 and $136,000 for the three months ended June 30, 2002 and 2001, respectively.

Note 7 - Subsequent Event

In conjunction with the Merger, the Partnership and The Irvine Company entered into an agreement whereby The Irvine Company agreed to contribute certain construction cost overruns and net operating income shortfalls of the Partnership in connection with the development and operation of nine apartment projects which were under development at the time of the Merger. The Irvine Company is obligated to contribute to the Partnership an amount equal to the difference between the total costs incurred by the Partnership to complete the construction of the respective apartment project and the amount of the approved budget for such construction. On July 17, 2002, The Irvine Company made a contribution to the Partnership for construction cost overruns totaling $17.3 million. In addition, The Irvine Company is obligated to contribute to the Partnership an amount equal to the difference between the approved budgeted pro forma stabilized net operating income of the respective apartment project and the net operating income earned by the Partnership from the operation of such property for a period of time not to exceed two years after the completion of such property. Also on July 17, 2002, The Irvine Company made a contribution to the Partnership for net operating income shortfalls totaling $10.4 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the activities of the Partnership for the three and six month periods ended June 30, 2002 (unaudited) with the activities of the Partnership for the three and six month periods ended June 30, 2001 (unaudited). The Trust is a limited purpose financing vehicle established by the Partnership and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Partnership.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

The Partnership’s net income was $14.1 million for the three months ended June 30, 2002, down from $16.1 million for the same period of 2001. The Partnership’s net income decreased in 2002 due primarily to an increase in property expenses mostly related to additional maintenance costs incurred, mainly on the Partnership’s older properties. The decrease was offset, in part, by contributions of newly delivered rental units from the Partnership’s development program and properties that stabilized during 2001, in addition to a decrease in redeemable preferred limited partner distributions as a result of the redemption of the Series B Preferred Limited Partner Units.

Revenue and Expense Data

	Three Months Ended June 30,
(dollars in thousands)	2002	2001

Number of stabilized communities	59	57
Number of operating units at end of period	18,932	18,337
Consolidated Information:
Operating revenues	$79,179	$77,713
Property expenses	$21,205	$18,560
Real estate taxes	$5,962	$5,826

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

Operating revenues (rental and other income) increased by 1.9% to $79.2 million in the second quarter of 2002, up from $77.7 million in the same period of 2001. Operating revenues rose in 2002 because of a larger average number of rental units in service as a result of new development.

Property expenses increased by 14.3% to $21.2 million in the second quarter of 2002, up from $18.6 million in the same period of 2001. Property expenses increased in the second quarter of 2002 mostly due to additional maintenance costs incurred, mainly on the Partnership’s older properties. To improve operating efficiency and reduce operating costs, the Partnership formed IAMC in March 1998 to manage the Partnership’s properties. Accordingly, the personnel and office costs of IAMC are included in property expenses.

Real estate taxes totaled $6.0 million in the second quarter of 2002 and $5.8 million in the same period of 2001. Real estate taxes increased in the second quarter of 2002 due primarily to the addition of new rental units through development.

Net interest expense increased to $16.9 million in the second quarter of 2002 compared to $16.1 million in the same period of 2001. Total interest incurred was $17.7 million in the second quarter of 2002 and 2001, respectively. Capitalized interest totaled $806,000 in the second quarter of 2002 and $1.6 million in the same period of 2001. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

Depreciation and amortization expense increased to $15.4 million in the second quarter of 2002, up slightly from $15.1 million in the same period of 2001. The increase in 2002 reflects the completion and delivery of newly developed rental units.

General and administrative expense decreased to $2.6 million in the second quarter of 2002, down slightly from $2.7 million in the same period of 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

The Partnership’s net income was $27.9 million for the six months ended June 30, 2002, down from $35.8 million for the same period of 2001. The Partnership’s net income decreased in 2002 due primarily to an increase in property expenses mostly related to additional maintenance costs incurred, mainly on the Partnership’s older properties. The decrease was also due to an increase in interest expense related to the tax-exempt mortgage bond financing obtained in 2001 and an increase in depreciation and amortization expense related to the addition of newly delivered rental units. The decrease was offset, in part, by contributions of newly delivered rental units from the Partnership’s development program and properties that stabilized during 2001, in addition to a decrease in redeemable preferred limited partner distributions as a result of the redemption of the Series B Preferred Limited Partner Units.

Revenue and Expense Data

	Six Months Ended June 30,
(dollars in thousands)	2002	2001

Number of stabilized communities	59	57
Number of operating units at end of period	18,932	18,337
Consolidated Information:
Operating revenues	$158,180	$155,097
Property expenses	$42,250	$36,197
Real estate taxes	$12,437	$11,756

Operating revenues (rental and other income) increased by 2.0% to $158.2 million in the first half of 2002, up from $155.1 million in the same period of 2001. Operating revenues rose in 2002 because of a larger average number of rental units in service as a result of new development.

Property expenses increased by 16.7% to $42.3 million in the first half of 2002, up from $36.2 million in the same period of 2001. Property expenses increased in the first half of 2002 mostly due to additional maintenance costs incurred, mainly on the Partnership’s older properties.

Real estate taxes totaled $12.4 million in the first half of 2002 and $11.8 million in the same period of 2001. Real estate taxes increased in the first half of 2002 due primarily to the addition of new rental units through development.

Net interest expense increased to $33.9 million in the first half of 2002 compared to $31.7 million in the same period of 2001. Total interest incurred was $35.4 million in the first half of 2002 and $34.8 million in the same period of 2001. The increase in interest incurred in the first half of 2002 was primarily due to the impact of the Partnership’s tax-exempt mortgage bond financing in 2001. Capitalized interest totaled $1.5 million in the first half of 2002 and $3.1 million in the same period of 2001. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

Depreciation and amortization expense increased to $31.6 million in the first half of 2002, up from $28.7 million in the same period of 2001. The increase in 2002 reflects the completion and delivery of newly developed rental units.

General and administrative expense decreased to $4.1 million in the first half of 2002, down from $4.8 million in the same period of 2001. The decrease in 2002 was due to cost reductions related to staffing and associated overhead costs.

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

Debt:    The Partnership’s conventional debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of IAC, Inc.’s December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2002 to 2008. The weighted average effective interest rate on the Partnership’s debt, including the non-cash charges of amortization of deferred financing costs, was 6.33% at June 30, 2002.

Two of the Partnership’s properties (Rancho Monterey and Santa Clara) are security for conventional mortgages which are recourse to the Partnership. These conventional mortgages are subject to conversion to nonrecourse upon achieving certain loan to value hurdles.

Debt Structure at June 30, 2002

(dollars in thousands)	Debt Balance	Weighted Average Effective Interest Rate

Fixed rate debt
Conventional mortgage financings	$ 498,103	7.51%
Mortgage notes payable to The Irvine Company	56,873	6.14%
Tax-exempt assessment district debt	4,510	6.29%
Unsecured tax-exempt bond financings	334,190	4.93%
Unsecured notes payable	99,510	7.10%

Total fixed rate debt	993,186	6.52%

Variable rate debt
Tax-exempt mortgage bond financings	19,200	2.34%
Tax-exempt assessment district debt	15,116	1.75%
Unsecured tax-exempt bond financings	50,038	2.34%

Total variable rate debt	84,354	2.23%

Total debt	$1,077,540	6.18%

Operating Activities:    Cash provided by operating activities was $78.3 million and $85.0 million in the first half of 2002 and 2001, respectively. Cash provided by operating activities decreased in the first half of 2002 compared to the same period in 2001 primarily due to an increase in property expenses during this period.

Investing Activities:    Cash used in investing activities was $35.1 million and $55.7 million in the first half of 2002 and 2001, respectively. The decrease reflects decreased development activity in the first half of 2002 as compared to 2001.

Financing Activities:    Cash used in financing activities was $43.9 million and $55.7 million in the first half of 2002 and 2001, respectively. Cash used in financing activities decreased primarily as a result of a decrease in distributions during the first half of 2002.

Capital Expenditures

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $1.2 million and $2.2 million in the first half of 2002 and 2001, respectively. Capital investments in real estate assets totaled $33.9 million and $53.5 million in the first half of 2002 and 2001, respectively. These investments consisted of new development and capital replacements.

Capital Improvements:    The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset’s useful life.

Capital Replacements:    Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for capital replacements totaled $970,000 in the first half of 2002. These expenditures were made at six properties: Promontory Point, Turtle Rock Vista, Rancho San Joaquin, Park West, Woodbridge Willows and The Bays.

Capital Investments in New Development:    Currently, the Partnership has two apartment communities under development or construction that are expected to require total expenditures of approximately $371 million, of which $288 million had been incurred as of June 30, 2002. Funding for these developments is expected to come from borrowings from financial institutions and refinancing of long-term debt.

Construction Information

Apartment Community	Location	Units	Commencement of Construction	Total Estimated Costs (in millions	)

On Irvine Ranch:
Villa Siena(1)	Irvine	1,442	2/99	$297

Off Irvine Ranch:
Franklin Street(2)	Redwood City	206	11/00	74

Total		1,648		$371

(1)	As of June 30, 2002, 1,019 units were delivered and 801 units were occupied.
(2)	As of June 30, 2002, 80 units were delivered and 2 units were occupied.

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

Off-Balance Sheet Transactions

As of June 30, 2002, the Partnership had $41.8 million of assessment district debt, of which $19.6 million was reflected on the balance sheet and $22.2 million was off-balance sheet. See Notes 3 and 10 of the Notes to Consolidated Financial Statements included in the 2001 Form 10-K.

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

In June 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets was issued. This pronouncement changes the accounting for goodwill from an amortization method to an impairment approach. As of June 30, 2002, the Partnership does not have any goodwill recorded and does not believe that this pronouncement will have a material impact on its financial position or results of operations.

In August 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”) was issued. This pronouncement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement No. 121”) and a portion of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”), and was adopted on January 1, 2002. Statement No. 144 retains the fundamental provisions of Statement No. 121 as it relates to assets to be held and used and assets to be sold, but adds provisions for assets to be disposed of other than by sale. It also changes the accounting for the disposal of a segment under APB No. 30 by requiring the operations of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from operating income and reported as discontinued operations. Treating such assets as discontinued operations would also require the reclassification of the operations of any such assets for any prior periods presented. The Partnership’s adoption of Statement No. 144 has not had a material impact on its financial condition or the results of its operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2001.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

Not applicable.

Item 2.     Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.     Other Information.

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits:

       None.

(b)  During the second quarter of 2002, the Partnership and the Trust filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IRVINE APARTMENT COMMUNITIES, L.P.

		By:	Irvine Apartment Communities LLC its sole general partner

Date:	August 14, 2002	By:	/s/ Marc D. Ley
Marc D. Ley Senior Vice President and Chief Financial Officer

IAC CAPITAL TRUST

Date:	August 14, 2002	By:	/s/ David A. Patty
David A. Patty Regular Trustee