Form 10-Q
period 2002-09-30
IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 2002-11-12
CIK 1038358, 1048922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended September 30, 2002.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to_________.

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

     Indicate the number of units outstanding of each of the issuer’s classes of common partnership units, as of the latest practical date.  Irvine Apartment Communities, L.P.:  units of common partnership interest – 45,202,828 units as of November 12, 2002.

Irvine Apartment Communities, L.P.
IAC Capital Trust

Irvine Apartment Communities, L.P.

Consolidated Balance Sheets

(in thousands)	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Real estate
Land	$461,713	$453,327
Buildings and improvements	2,069,463	1,992,234

	2,531,176	2,445,561
Accumulated depreciation	(485,830)	(439,508)

	2,045,346	2,006,053
Under development, including land	42,160	84,866

	2,087,506	2,090,919
Cash and cash equivalents	2,954	2,572
Restricted cash	5,130	14,567
Deferred financing costs, net	8,822	9,991
Advances to affiliate	59,500	—
Other assets	8,037	16,308

	$2,171,949	$2,134,357

Liabilities
Mortgages and notes payable	$1,075,383	$1,082,015
Accounts payable and accrued liabilities	50,668	40,635
Advances from affiliate	50,000	53,200
Security deposits	13,417	13,210

	1,189,468	1,189,060

Redeemable Preferred Interests
Redeemable Series A preferred limited partner units, 6,000 preferred partnership units outstanding at September 30, 2002 and December 31, 2001	144,322	144,275
Partners’ Capital
General Partner, 20,176 common partnership units at September 30, 2002 and December 31, 2001	650,669	634,094
Common Limited Partner, 25,027 common partnership units at September 30, 2002 and December 31, 2001	187,490	166,928

	838,159	801,022

	$2,171,949	$2,134,357

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
(unaudited, in thousands)	2002	2001	2002	2001

Revenues
Rental income	$231,703	$226,843	$77,943	$76,572
Other income	6,815	7,572	2,395	2,746
Interest income	444	2,562	264	305

	238,962	236,977	80,602	79,623

Expenses
Property expenses	66,052	55,868	23,802	19,671
Real estate taxes	19,074	18,099	6,637	6,343
Interest expense, net	51,114	48,504	17,210	16,823
Depreciation and amortization	46,802	44,506	15,191	15,792
General and administrative	5,694	6,329	1,594	1,503

	188,736	173,306	64,434	60,132

Income before Redeemable Preferred Interests	50,226	63,671	16,168	19,491
Redeemable preferred interests	9,282	11,469	3,094	3,094

Net Income	$40,944	$52,202	$13,074	$16,397

Allocation of Net Income:
General Partner	$18,275	$23,300	$5,835	$7,319
Common Limited Partner	$22,669	$28,902	$7,239	$9,078

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Changes in Partners’ Capital

(unaudited, in thousands)	Irvine Apartment Communities LLC	The Irvine Company	Total

Partners’ Capital
Balance at January 1, 2001	$657,009	$199,211	$856,220
Net income	23,300	28,902	52,202
Distributions	(42,849)	(53,151)	(96,000)
Redemption of preferred limited partner units (Note 4)	(571)	(708)	(1,279)

Balance at September 30, 2001	$636,889	$174,254	$811,143

Balance at January 1, 2002	$634,094	$166,928	$801,022
Net income	18,275	22,669	40,944
Contributions	12,360	15,333	27,693
Distributions	(14,060)	(17,440)	(31,500)

Balance at September 30, 2002	$650,669	$187,490	$838,159

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(unaudited, in thousands)	2002	2001

Cash Flows from Operating Activities
Net income	$40,944	$52,202
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	1,169	1,397
Depreciation and amortization	46,802	44,506
Redeemable preferred interest	9,282	11,469
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Restricted cash	(232)	(262)
Other assets	7,838	12,050
Accounts payable and accrued liabilities	14,034	6,332
Security deposits	207	707

Net Cash Provided by Operating Activities	120,044	128,391

Cash Flows from Investing Activities
Capital improvements to operating real estate assets	(2,438)	(3,205)
Capital investments in real estate assets	(44,416)	(79,681)

Net Cash Used in Investing Activities	(46,854)	(82,886)

Cash Flows from Financing Activities
Proceeds from mortgages and notes payable	9,669	55,919
Payments on mortgages and notes payable	(6,688)	(56,008)
Redemption of preferred limited partner units	—	(50,000)
Advances to affiliate	(88,500)	(102,300)
Payments from affiliate	29,000	102,300
Advances from affiliate	57,400	25,000
Payments to affiliate	(60,600)	—
Additions to deferred financing costs	—	254
Distributions to redeemable preferred limited partner unit holders	(9,282)	(11,469)
Contributions from partners	27,693	—
Distributions to partners	(31,500)	(96,000)

Net Cash Used in Financing Activities	(72,808)	(132,304)

Net Increase (Decrease) in Cash and Cash Equivalents	382	(86,799)
Cash and Cash Equivalents at Beginning of Period	2,572	97,406

Cash and Cash Equivalents at End of Period	$2,954	$10,607

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amounts capitalized	$45,755	$40,647

See accompanying notes.

IAC Capital Trust

Balance Sheets

(dollars in thousands)	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Cash	$5	$5
Investment in Subsidiary	150,000	150,000

	$150,005	$150,005

Liabilities and Equity
Redeemable Preferred Securities, 25,000,000 securities authorized
Redeemable Series A Preferred Securities, 6,900,000 securities authorized, 6,000,000 securities issued and outstanding	$150,000	$150,000
Equity
Common Securities, 20,000 securities authorized, 200 securities issued and outstanding	5	5

	$150,005	$150,005

See accompanying notes.

IAC Capital Trust

Statements of Operations and Equity

	Nine Months Ended September 30,		Three Months Ended September 30,
(unaudited, in thousands)	2002	2001	2002	2001

Revenue
Income from investment in subsidiary	$9,282	$9,282	$3,094	$3,094

Income before redeemable preferred interest	9,282	9,282	3,094	3,094
Redeemable preferred interest	9,282	9,282	3,094	3,094

Net Income	$—	$—	$—	$—

Equity - beginning of period	$5	$5
Net income	—	—

Equity - end of period	$5	$5

See accompanying notes.

IAC Capital Trust

Statements of Cash Flows

	Nine Months Ended September 30,
(unaudited, in thousands)	2002	2001

Cash Flows from Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Redeemable preferred interest	9,282	9,282

Net Cash Provided by Operating Activities	9,282	9,282

Cash Flows from Financing Activities
Distributions to preferred securities holders	(9,282)	(9,282)

Net Cash Used in Financing Activities	(9,282)	(9,282)

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	5	5

Cash and Cash Equivalents at End of Period	$5	$5

See accompanying notes.

Irvine Apartment Communities, L.P.
IAC Capital Trust
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Organization

Irvine Apartment Communities, L.P. (the “Partnership”), a Delaware limited partnership, was formed on November 15, 1993.  In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (“IAC, Inc.”) obtained a general partnership interest in and became the sole managing general partner of the Partnership.  The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership, which owns one apartment community to the Partnership.  On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the “Acquiror”), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the “Merger”), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC (“IACLLC”).  As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership.  The Partnership’s management and operating decisions are under the unilateral control of IACLLC.  All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC.  At September 30, 2002, IACLLC had a 44.6% general partnership interest and The Irvine Company had a 55.4% common limited partnership interest in the Partnership.

The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California.  The Partnership has created market positions in Northern California, San Diego County and Santa Monica which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch in Orange County. As of June 30, 2001, the Partnership owned 65 apartment communities. In July 2001, due to the similarity of property operations and product type and the proximity of property locations, the following apartment communities were combined for reporting purposes:  Bayport, Bayview and Baywood are now considered one apartment community; Santa Rosa and Santa Rosa II are now considered one apartment community; and One Park Place and Villa Siena are now considered one apartment community.  Therefore, as of September 30, 2002, the Partnership owned 61 apartment communities representing 19,083 operating apartment units and 398 units under construction or development.   In March 1998, the Partnership and Western National Property Management (“WNPM”) announced the formation of a strategic alliance that assumed all property management responsibilities for the Partnership’s Southern California portfolio.  Subsequently, the property management responsibilities of the new entity, Irvine Apartment Management Company (“IAMC”), were expanded to include the Partnership’s entire portfolio.  On March 30, 2001, The Irvine Company purchased WNPM’s 25% interest in IAMC.  At September 30, 2002, IAMC is owned 75% by the Partnership and 25% by The Irvine Company.

IAC Capital Trust (the “Trust”), a Delaware business trust, was formed on October 31, 1997.  The Trust is a limited purpose financing vehicle established by the Partnership.  The Trust exists for the sole purpose of issuing redeemable preferred securities and investing the proceeds thereof in preferred limited partner units of the Partnership.

Note 2 – Basis of Presentation

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

The Partnership evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of individual apartment communities.  NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes.  Accordingly, NOI excludes certain expenses included in the determination of net income.  NOI from apartment communities totaled $153,392,000 and $160,448,000 for the nine months ended September 30, 2002 and 2001, respectively, and $49,899,000 and $53,304,000 for the three months ended September 30, 2002 and 2001, respectively.  All other segment measurements are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2002 and December 31, 2001, and the revenues and expenses for the three and nine months ended September 30, 2002 and 2001.  Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal, recurring nature.  Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership’s and the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts in the 2001 financial statements have been reclassified to conform with financial statement presentation in 2002.

Note 3 – Mortgages and Notes Payable

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

Tax-Exempt Mortgage Bond Financings:  On August 1, 2001, the Partnership completed a $69.2 million offering of tax-exempt mortgage bonds.  The offering included $19.2 million of new tax-exempt mortgage bonds (the “2001 Bonds”) for the construction of a 104-unit apartment building (the “Project”) at the Partnership’s Villa Siena property.  Additionally, the offering included the refinancing of the Partnership’s existing $32 million tax-exempt mortgage bonds and $18 million tax-exempt mortgage bonds (the “Refinanced Bonds” and collectively with the 2001 Bonds, the “Bonds”).  Payment of principal and interest on the Bonds is secured by an irrevocable direct-pay letter of credit issued by Bank of America, N.A.  Monthly interest payments are made to a trustee, which in turn pays the bondholders when interest is due.  The Bonds had an average floating interest rate inclusive of fees of 2.31% as of September 30, 2002.  The 2001 Bonds represent loans payable that are collateralized by a deed of trust granting a security interest in the Project and are recourse to the Partnership.  The 2001 Bonds bear interest at a weekly-remarketed tax-exempt rate and are due August 2034.  As of September 30, 2002, the Partnership had received proceeds of $16.9 million representing land acquisition, transaction and development costs related to the Project.  The remaining $2.3 million of proceeds (included in restricted cash) from the 2001 Bonds is held by a trustee and will be released for construction of the Project as costs are incurred.  Proceeds from the Refinanced Bonds were used to repay the Partnership’s existing tax-exempt mortgage bonds.  All terms of the Refinanced Bonds remain unchanged; however, the Refinanced Bonds are now unsecured and no longer collateralized by a deed of trust.

Note 4 – Partners’ Capital

In conjunction with the redemption of the Series B Preferred Limited Partner Units (see Note 5), $1.3 million was charged directly to partners’ capital, which represents the excess of the redemption price over the carrying amount of the preferred limited partner units.

Reconciliation of Common Partnership Units Outstanding

(in thousands, except percentages)	Nine Months Ended September 30, 2002 and 2001

	IACLLC	The Irvine Company	Total

Balance at beginning and end of period	20,176	25,027	45,203

Ownership interest at end of period	, 44.6%	55.4%	100%

Note 5 – Minority Redeemable Preferred Interests

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

Note 6 – Certain Transactions With Related Parties

Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for information technology and other services totaling $706,000 and $495,000 for the nine months ended September 30, 2002 and 2001, respectively, and $245,000 and $210,000 for the three months ended September 30, 2002 and 2001, respectively.  The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance.  The Partnership incurred rent totaling $532,000 and $464,000 for the nine months ended September 30, 2002 and 2001, respectively, and $177,000 and $170,000 for the three months ended September 30, 2002 and 2001, respectively, related to leases with The Irvine Company that expire in 2003.  IAMC incurred rent totaling $274,000 and $264,000 for the nine months ended September 30, 2002 and 2001, respectively, and $92,000 and $87,000 for the three months ended September 30, 2002 and 2001, respectively, related to a lease with The Irvine Company.

The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership.  The aggregate amount paid by the Partnership to IACLLC for such costs was $5.4 million and $9.6 million for the nine months ended September 30, 2002 and 2001, respectively, and $1.6 million and $4.3 million for the three months ended September 30, 2002 and 2001, respectively.  The aggregate amount incurred by the Partnership for such costs was $8.5 million and $10.2 million for the nine months ended September 30, 2002 and 2001, respectively, and $2.6 million and $2.4 million for the three months ended September 30, 2002 and 2001, respectively.

Included in other assets at September 30, 2002 is approximately $721,000 due from The Irvine Company. The amount represents a receivable of the Partnership for general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

Included in accounts payable and accrued liabilities at September 30, 2002 is approximately $112,000 due to The Irvine Company.  The amount represents a payable to The Irvine Company for information technology costs incurred by The Irvine Company on behalf of the Partnership.

As of September 30, 2002, advances from The Irvine Company totaled $50.0 million. During the three and nine months ended September 30, 2002, the Partnership recorded interest expense of approximately $317,000 and $1.1 million, respectively, relating to advances from The Irvine Company, with interest accruing at 2.11% in September 2002. During the three months ended September 30, 2001, the Partnership recorded interest expense of approximately $102,000 relating to advances from The Irvine Company.

In October 2000, the Partnership and The Irvine Company entered into a Loan Agreement whereby the Partnership is the lender and The Irvine Company is the borrower.  Borrowings under the Loan Agreement bear interest at a variable or fixed rate to be quoted by the Partnership however the rate shall not be lower than the rate at which interest is paid to the Partnership on its overnight cash investments.  The Irvine Company shall make monthly interest payments on each borrowing until the principal is repaid.  The Loan Agreement expires in June 2003.  As of September 30, 2002, advances to The Irvine Company under this Loan Agreement totaled $59.5 million. During the three and nine months ended September 30, 2002, the Partnership recorded interest income of approximately $109,000 and $133,000, respectively, relating to advances to The Irvine Company, with interest accruing at 2.11% in September 2002. During the nine months ended September 30, 2001, the Partnership recorded interest income of approximately $480,000 relating to advances to The Irvine Company.

The Partnership receives reimbursement from The Irvine Company for ground rent payments relating to the retail portion of the Partnership’s Cherry Orchard Apartments property.  The reimbursement totaled $431,000 and $412,000 for the nine months ended September 30, 2002 and 2001, respectively, and $142,000 and $136,000 for the three months ended September 30, 2002 and 2001, respectively.  In addition, in July 2002 the Partnership received reimbursement from The Irvine Company for construction costs totaling $1.1 million previously incurred by the Partnership relating to the retail portion of the Cherry Orchard Apartments property.

In conjunction with the Merger, the Partnership and The Irvine Company entered into an agreement whereby The Irvine Company would cause all partners to contribute on a pro-rata basis to the Partnership certain construction cost overruns and net operating income shortfalls of the Partnership in connection with the development and operation of nine apartment projects which were under development at the time of the Merger.  The Irvine Company is obligated to cause all partners to contribute to the Partnership an amount equal to the difference between the total costs incurred by the Partnership to complete the construction of the respective apartment project and the amount of the approved budget for such construction.  In July 2002, The Irvine Company and IACLLC collectively made contributions to the Partnership for construction cost overruns totaling $17.3 million.  In addition, The Irvine Company is obligated to cause all partners to contribute to the Partnership an amount equal to the difference between the approved budgeted pro forma stabilized net operating income of the respective apartment project and the net operating income earned by the Partnership from the operation of such property for a period of time not to exceed two years after the completion of such property. Also in July 2002, The Irvine Company and IACLLC collectively made contributions to the Partnership for net operating income shortfalls totaling $10.4 million.

Note 7 – Subsequent Event

On November 12, 2002, the Trust issued a notice of redemption to the holders of its redeemable preferred securities.  As described in the notice, the Trust will redeem all 6,000,000 of its outstanding preferred securities at a redemption price of $25.00 per preferred security plus accrued and unpaid distributions thereon to December 31, 2002, the redemption date.  The redemption will be funded by a corresponding redemption by the Partnership of all 6,000,000 of its preferred limited partnership units, all of which are held by the Trust.  The redemption price for the preferred limited partnership units is $25.00 per preferred limited partnership unit plus accrued and unpaid distributions thereon to December 31, 2002.  The Partnership expects to fund the redemption price of its preferred limited partnership units through a capital contribution by its general partner.  Immediately after the redemption of its outstanding preferred securities, the Trust is expected to be liquidated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the activities of the Partnership for the three and nine month periods ended September 30, 2002 (unaudited) with the activities of the Partnership for the three and nine month periods ended September 30, 2001 (unaudited).  The Trust is a limited purpose financing vehicle established by the Partnership and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Partnership.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

The Partnership’s net income was $13.1 million for the three months ended September 30, 2002, down from $16.4 million for the same period of 2001.  The Partnership’s net income decreased in 2002 due primarily to an increase in property expenses mostly related to additional maintenance costs incurred, mainly on the Partnership’s older properties.  The decrease was offset, in part, by contributions of newly delivered rental units from the Partnership’s development program and properties that stabilized during 2001.

Revenue and Expense Data

	Three Months Ended September 30,
(dollars in thousands)	2002	2001

Number of stabilized communities	59	58
Number of operating units at end of period	19,083	18,651
Consolidated Information:
Operating revenues	$80,338	$79,318
Property expenses	$23,802	$19,671
Real estate taxes	$6,637	$6,343

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

Operating revenues (rental and other income) increased by 1.3% to $80.3 million in the third quarter of 2002, up from $79.3 million in the same period of 2001.  Operating revenues rose in 2002 because of a larger average number of rental units in service as a result of new development.

Property expenses increased by 21.0% to $23.8 million in the third quarter of 2002, up from $19.7 million in the same period of 2001.  Property expenses increased in the third quarter of 2002 mostly due to additional maintenance costs incurred, mainly on the Partnership’s older properties.

Real estate taxes totaled $6.6 million in the third quarter of 2002 and $6.3 million in the same period of 2001. Real estate taxes increased in the third quarter of 2002 due primarily to the addition of new rental units through development.

Net interest expense increased to $17.2 million in the third quarter of 2002 compared to $16.8 million in the same period of 2001.  Total interest incurred was $17.5 million in the third quarter of 2002 and $18.1 million in the same period of 2001.  The decrease in interest incurred in the third quarter of 2002 was primarily due to the write-off of the original issuance costs of the Refinanced Bonds in conjunction with the tax-exempt mortgage bond refinancing in 2001.  Capitalized interest totaled $226,000 in the third quarter of 2002 and $1.3 million in the same period of 2001.  The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

Depreciation and amortization expense decreased to $15.2 million in the third quarter of 2002, down slightly from $15.8 million in the same period of 2001. The decrease in 2002 was mostly due to certain abandoned project costs in the third quarter of 2001.

General and administrative expense increased to $1.6 million in the third quarter of 2002, up slightly from $1.5 million in the same period of 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

The Partnership’s net income was $40.9 million for the nine months ended September 30, 2002, down from $52.2 million for the same period of 2001.  The Partnership’s net income decreased in 2002 due primarily to an increase in property expenses mostly related to additional maintenance costs incurred, mainly on the Partnership’s older properties.  The decrease was also due to an increase in interest expense related to the tax-exempt mortgage bond financing obtained in 2001 and an increase in depreciation and amortization expense related to the addition of newly delivered rental units.  The decrease was offset, in part, by contributions of newly delivered rental units from the Partnership’s development program and properties that stabilized during 2001, in addition to a decrease in redeemable preferred limited partner distributions as a result of the redemption of the Series B Preferred Limited Partner Units.

Revenue and Expense Data

	Nine Months Ended September 30,
(dollars in thousands)	2002	2001

Number of stabilized communities	59	58
Number of operating units at end of period	19,083	18,651
Consolidated Information:
Operating revenues	$238,518	$234,415
Property expenses	$66,052	$55,868
Real estate taxes	$19,074	$18,099

Operating revenues (rental and other income) increased by 1.8% to $238.5 million in the first nine months of 2002, up from $234.4 million in the same period of 2001.  Operating revenues rose in 2002 because of a larger average number of rental units in service as a result of new development.

Property expenses increased by 18.2% to $66.1 million in the first nine months of 2002, up from $55.9 million in the same period of 2001.  Property expenses increased in the first nine months of 2002 mostly due to additional maintenance costs incurred, mainly on the Partnership’s older properties.

Real estate taxes totaled $19.1 million in the first nine months of 2002 and $18.1 million in the same period of 2001. Real estate taxes increased in the first nine months of 2002 due primarily to the addition of new rental units through development.

Net interest expense increased to $51.1 million in the first nine months of 2002 compared to $48.5 million in the same period of 2001.  Total interest incurred was $52.9 million in the first nine months of 2002 and 2001, respectively.  Capitalized interest totaled $1.8 million in the first nine months of 2002 and $4.4 million in the same period of 2001.  The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

Depreciation and amortization expense increased to $46.8 million in the first nine months of 2002, up from $44.5 million in the same period of 2001.  The increase in 2002 reflects the completion and delivery of newly developed rental units.

General and administrative expense decreased to $5.7 million in the first nine months of 2002, down from $6.3 million in the same period of 2001.  The decrease in 2002 was due to cost reductions related to corporate staffing and associated overhead costs.

Liquidity and Capital Resources

The Partnership believes that cash provided by operations will be adequate to meet ongoing operating requirements, debt service payments and payment of distributions by the Partnership to the preferred limited partners in both the short and long term.

Liquidity: The Partnership expects to meet its short-term and long-term liquidity requirements, such as construction costs and scheduled debt maturities, through the refinancing of long-term debt, borrowings from financial institutions or advances from The Irvine Company.

Debt: The Partnership’s conventional mortgage financings bear interest at fixed interest rates.  Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of IAC, Inc.’s December 1993 initial public offering through interest rate buy-down agreements.  The remaining outstanding interest rate buy-down agreements are scheduled to expire prior to loan maturity in 2008.  The weighted average effective interest rate on the Partnership’s debt includes the effect of deferred financing cost amortization and other ongoing fees and expenses, where applicable.

Two of the Partnership’s properties (Rancho Monterey and Santa Clara) are security for conventional mortgages which are recourse to the Partnership.  These conventional mortgages are subject to conversion to nonrecourse upon achieving certain loan to value hurdles.

Debt Structure at September 30, 2002

(dollars in thousands)	Debt Balance	Weighted Average Effective Interest Rate

Fixed rate debt
Conventional mortgage financings	$496,328	7.58%
Mortgage notes payable to The Irvine Company	56,569	6.24%
Tax-exempt assessment district debt	4,462	6.29%
Unsecured tax-exempt bond financings	334,190	5.32%
Unsecured notes payable	99,529	7.21%

Total fixed rate debt	991,078	6.70%

Variable rate debt
Tax-exempt mortgage bond financings	19,200	2.32%
Tax-exempt assessment district debt	15,067	1.61%
Unsecured tax-exempt bond financings	50,038	2.30%

Total variable rate debt	84,305	2.18%

Total debt	$1,075,383	6.34%

Operating Activities:  Cash provided by operating activities was $120.0 million and $128.4 million in the first nine months of 2002 and 2001, respectively.  Cash provided by operating activities decreased in the first nine months of 2002 compared to the same period in 2001 primarily due to a decrease in the Partnership’s NOI and an increase in net interest expense during the first nine months of 2002, partially offset by an increase in overall working capital during the first nine months of 2002.

Investing Activities:  Cash used in investing activities was $46.9 million and $82.9 million in the first nine months of 2002 and 2001, respectively.  The decrease reflects decreased development activity in the first nine months of 2002 as compared to 2001.

Financing Activities:  Cash used in financing activities was $72.8 million and $132.3 million in the first nine months of 2002 and 2001, respectively.  Cash used in financing activities decreased primarily as a result of a decrease in distributions during the first nine months of 2002, in addition to contributions received during this same period. The decrease is also due to the redemption of preferred limited partner units in the first nine months of 2001. The decrease is partially offset by an increase in total advances and payments to affiliate in excess of total advances and payments from affiliate during the first nine months of 2002 in comparison to the first nine months of 2001.

Redemption:  On November 12, 2002, the Trust issued a notice of redemption to the holders of its redeemable preferred securities.  As described in the notice, the Trust will redeem all 6,000,000 of its outstanding preferred securities at a redemption price of $25.00 per preferred security plus accrued and unpaid distributions thereon to December 31, 2002, the redemption date.  The redemption will be funded by a corresponding redemption by the Partnership of all 6,000,000 of its preferred limited partnership units, all of which are held by the Trust.  The redemption price for the preferred limited partnership units is $25.00 per preferred limited partnership unit plus accrued and unpaid distributions thereon to December 31, 2002.  The Partnership expects to fund the redemption price of its preferred limited partnership units through a capital contribution by its general partner.  Immediately after the redemption of its outstanding preferred securities, the Trust is expected to be liquidated.

Capital Expenditures

Capital expenditures consist of capital improvements and investments in real estate assets.  Capital improvements to operating real estate assets totaled $2.4 million and $3.2 million in the first nine months of 2002 and 2001, respectively. Capital investments in real estate assets totaled $46.5 million and $79.7 million in the first nine months of 2002 and 2001, respectively.  These investments consisted of capital replacements and new development.

Capital Improvements:  The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset’s useful life.

Capital Replacements: Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates.  Expenditures for capital replacements totaled $1.2 million in the first nine months of 2002.  These expenditures were made at six properties:  Promontory Point, Turtle Rock Vista, Rancho San Joaquin, Park West, Woodbridge Willows and The Bays.

Capital Investments in New Development:  Currently, the Partnership has two apartment communities under development or construction that are expected to require total expenditures of approximately $371 million, of which $300 million had been incurred as of September 30, 2002.  Funding for these developments is expected to come from borrowings from financial institutions and refinancing of long-term debt.

Construction Information

Apartment Community	Location	Units	Commencement of Construction	Total Estimated Costs (in millions)

On Irvine Ranch:
Villa Siena (1)	Irvine	1,442	2/99	$297

Off Irvine Ranch:
Franklin Street (2)	Redwood City	206	11/00	74

Total		1,648		$371

	(1) As of September 30, 2002, 1,059 units were delivered and 903 units were occupied.
	(2) As of September 30, 2002, 191 units were delivered and 90 units were occupied.

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

Impact of Inflation

The Partnership’s business is affected by general economic conditions, including the impact of inflation and interest rates.  Substantially all of the Partnership’s leases allow, at time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Partnership to seek increases in rents.  Substantially all leases are for a period of one year or less.  The short-term nature of these leases generally serves to minimize the risk to the Partnership of the adverse effects of inflation.  For construction, the Partnership has entered into various contracts for the development and construction of new apartment communities.  When practical, these are fixed-fee contracts and thus partially insulate the Partnership from inflationary risk.

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

Off-Balance Sheet Transactions

As of September 30, 2002, the Partnership had $41.7 million of assessment district debt, of which $19.5 million was reflected on the balance sheet and $22.2 million was off-balance sheet.  See Notes 3 and 10 of the Notes to Consolidated Financial Statements included in the 2001 Form 10-K.

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

In June 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets was issued.  This pronouncement changes the accounting for goodwill from an amortization method to an impairment approach.  As of September 30, 2002, the Partnership does not have any goodwill recorded and does not believe that this pronouncement will have a material impact on its financial position or results of operations.

In August 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”) was issued.  This pronouncement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement No. 121”) and a portion of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”), and was adopted on January 1, 2002.  Statement No. 144 retains the fundamental provisions of Statement No. 121 as it relates to assets to be held and used and assets to be sold, but adds provisions for assets to be disposed of other than by sale.  It also changes the accounting for the disposal of a segment under APB No. 30 by requiring the operations of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from operating income and reported as discontinued operations.  Treating such assets as discontinued operations would also require the reclassification of the operations of any such assets for any prior periods presented.  The Partnership’s adoption of Statement No. 144 has not had a material impact on its financial condition or the results of its operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001 for detailed disclosure about quantitative and qualitative disclosures about market risk.  Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2001.

Item 4.  Controls and Procedures.

a.

The President and the Chief Financial Officer of IACLLC, acting in their respective capacities as the principal executive and financial officer of the Partnership, have concluded that the Partnership’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

The Regular Trustee of the Trust, acting in his capacity as the principal executive and financial officer of the Trust, has concluded that the Trust’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Trust in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

b.

There have been no significant changes in the Partnership’s or the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matte rs to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits:

None.

(b) During the third quarter of 2002, the Partnership and the Trust filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IRVINE APARTMENT COMMUNITIES, L.P.

	By:	Irvine Apartment Communities LLC its sole general partner

Date: November 12, 2002	By:	/s/ MARC D. LEY

Marc D. Ley Senior Vice President and Chief Financial Officer

IAC CAPITAL TRUST

Date: November 12, 2002	By:	/s/ DAVID A. PATTY

David A. Patty Regular Trustee

CERTIFICATIONS

     I, Max L. Gardner, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Irvine Apartment Communities, L.P.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

By:	/s/ MAX L. GARDNER

Max L. Gardner President of Irvine Apartment Communities LLC, sole general partner of Irvine Apartment Communities, L.P.

CERTIFICATIONS

     I, Marc D. Ley, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Irvine Apartment Communities, L.P.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

By:	/s/ MARC D. LEY

Marc D. Ley Senior Vice President and Chief Financial Officer of Irvine Apartment Communities LLC, sole general partner of Irvine Apartment Communities, L.P.

CERTIFICATIONS

     I, David A. Patty, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of IAC Capital Trust;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

By:	/s/ DAVID A. PATTY

David A. Patty Regular Trustee