Form 10-K
period 2002-12-31
IRVINE APARTMENT COMMUNITIES L P
filed 2003-03-27
CIK 1038358

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______ to_______.

Commission File Number: 0-22569 (Irvine Apartment Communities, L.P.)

IRVINE APARTMENT COMMUNITIES, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0587829

(State of Incorporation)	(I.R.S. Employer Identification Number)

550 Newport Center Drive, Suite 300, Newport Beach, California 92660

(Address of principal executive office)

Registrant’s telephone number, including area code: (949) 720-5500

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:

Units of General Partnership Interest

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2).

Yes ☐	No ☒

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

          Irvine Apartment Communities, L.P. (the “Partnership”), a Delaware limited partnership, was formed on November 15, 1993.  In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (“IAC, Inc.”) obtained a general partnership interest in and became the sole managing general partner of the Partnership.  On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the “Acquiror”), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the “Merger”), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC (“IACLLC”).  As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership.  At December 31, 2002, IACLLC had a 48.0% general partnership interest and The Irvine Company had a 52.0% common limited partnership interest in the Partnership.

          The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California.  The Partnership has created market positions in the San Francisco Bay Area, the La Jolla area of San Diego and West Los Angeles, which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch in Orange County.  As of December 31, 2002, the Partnership owned 61 apartment communities (collectively, the “Properties”) representing 19,162 operating apartment units and 319 units under construction or development.

          IAC Capital Trust (the “Trust”), a Delaware business trust, was formed on October 31, 1997.  The Trust was a limited purpose financing vehicle established by the Partnership.  The Trust existed for the sole purpose of issuing its preferred securities and investing the proceeds thereof in preferred limited partner units of the Partnership.  On December 31, 2002, the Trust redeemed all 6.0 million of its outstanding preferred securities at a redemption price of $25 per preferred security plus accrued and unpaid distributions thereon to December 31, 2002, the redemption date.  The redemption was funded by a corresponding redemption by the Partnership of all 6.0 million of its preferred limited partnership units, all of which were held by the Trust.  The redemption price for the preferred limited partnership units was $25 per preferred limited partnership unit plus accrued and unpaid distributions thereon to December 31, 2002.  The Partnership funded the redemption of its preferred limited partnership units through a  $150 million capital contribution by its general partner.  In return for its contribution, the general partner received 2,968,662 partnership units.  Immediately after the redemption of its outstanding preferred securities, the Trust was liquidated and delisted as a registrant of the Securities and Exchange Commission.

          In March 1998, the Partnership and Western National Property Management (“WNPM”) announced the formation of a strategic alliance that assumed all property management responsibilities for the Partnership’s Southern California portfolio. Subsequently, the property management responsibilities of the new entity, Irvine Apartment Management Company (“IAMC”), were expanded to include the Partnership’s entire portfolio.  The Partnership believes that this strategic alliance creates greater efficiencies and enhances service to customers.  On March 30, 2001, The Irvine Company purchased WNPM’s 25% interest in IAMC.  At December 31, 2002, IAMC is owned 75% by the Partnership and 25% by The Irvine Company.

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

Description of Business

          As of December 31, 2002, the Partnership owned and operated 59 stabilized properties containing 17,833 units (the “Stabilized Communities”).  In addition, the Partnership owned two apartment communities with 1,329 operating apartment units and 319 units under construction or development (the “Communities Under Development”), for a total of 19,481 units.  Therefore, as of December 31, 2002, the Partnership owned 61 apartment communities representing 19,162 operating apartment units and 319 units under construction or development.

          The majority of the Partnership’s apartment communities are located on the Irvine Ranch.  The Irvine Ranch is located in central Orange County, California, between San Diego and Los Angeles. The western boundary of the Irvine Ranch borders approximately six miles of the Pacific Ocean. Today, the portion of the Irvine Ranch which is still owned by The Irvine Company covers approximately 90 square miles and includes more than 40,000 undeveloped acres.  The developed portion of the Irvine Ranch, which includes significant parts of the cities of Irvine, Newport Beach and Tustin, is part of an urban master-planned community.  The Irvine Ranch has been developed over the past 40 years in accordance with an original master plan (the “Master Plan”) which, over time, has been refined to accord with locally approved general plans.  The Irvine Ranch is one of the major commercial, retail and residential centers in Southern California.

          In 1997, the Partnership commenced operations in Northern California’s Silicon Valley and the northern coastal markets of San Diego County.  In 1998, the Partnership purchased a property in Los Angeles County.  As of December 31, 2002, the Partnership had 2,614 units in operation at eight properties located off the Irvine Ranch. The Partnership has created these new market positions in locations in California, which possess rental demographics and economic growth prospects similar to those on the Irvine Ranch.  See “Business Strategy – Off-Ranch Properties.”

          For the year ended December 31, 2002, the average physical occupancy (number of units occupied divided by the total number of units excluding model and rehab units) of the Stabilized Communities was 94.2% and the average monthly rent per unit was $1,500. The Communities Under Development include a total of 1,648 apartment units.  Currently, the Partnership has one apartment community under development or construction that is expected to require total expenditures of approximately $297 million, of which $238 million had been incurred at December 31, 2002. As of December 31, 2002, 1,329 units were completed with 1,079 units occupied and generating rental revenue in Communities Under Development.

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

Business Strategy

Operating Strategies

•

Provide an exceptional living environment for residents.  The Properties are located in selected markets of California with historically strong economies and highly educated, relatively affluent renters.  The Properties are conceived, designed, constructed, maintained and operated to appeal to this renter base.  Property sites are often chosen based on their proximity to employment centers, schools, retail centers and recreational facilities, and are usually situated amid parks, hiking trails and other open space.  Community amenities often include swimming pools and spas, fitness centers, business centers with self-service computer and telecommunications services, and other property-specific recreation facilities.

•

Capitalize on strong brand identity within Orange County to enhance marketing efforts and extend that identity to the Partnership’s other markets in California. The Partnership designs and implements marketing programs within its targeted markets to capitalize on its brand name awareness among renters in Orange County, and to broaden that recognition to potential renters in all locations where it operates.  Management believes that a strong brand identity, and associated characteristics of quality and standards of service, provides the Properties with a competitive advantage in the attraction and retention of new residents.  The Partnership’s marketing programs share common visual and textual themes that reinforce brand identity.  These programs include a website with pages highlighting each property, a magazine guide that is updated and distributed quarterly, and a single-source 800 telephone number to provide information on the Properties.  In addition, targeted advertising campaigns promote the Partnership’s portfolio and its attractive quality of lifestyle characteristics.

•

Enhance the leasing/sales process and resident retention rates through heightened customer relations.  The on-site property personnel begin establishing a rapport with the prospective new residents during the initial property tours and continue building upon the relationship throughout their tenancies.  Residents receive excellent customer service through responsive on-site personnel that endeavor to anticipate their needs.  The renters benefit from seasonally themed resident functions, property conveniences, a Customer Listening Post 800 telephone number, the availability of a fully dedicated Customer Care Manager, local merchant discounts and the receipt of The Standard, portfolio wide informational newsletter.  Customer feedback mechanisms have been integrated into property operations to ensure the high level of customer service is continually maintained.  Customer service classes are recurrently offered to all on-site personnel to reinforce the importance of providing caring, responsive service.

•

Mitigate expense growth.  Expense saving programs have been and continue to be incorporated into property operations.  The programs include utility audit and utility efficiency initiatives, aggregation of services, bulk purchasing, revenue sharing on ancillary services, property head count optimization and rebate incentives.  The expense management initiatives are being implemented in a manner that does not and will not compromise the level of customer service afforded to our residents.

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

          During 1999, a 336-unit apartment community in Northern San Diego County (Arcadia at Stonecrest) was completed and achieved stabilization.  During 2000, a 155-unit apartment community in Northern California (The Villas at Bair Island Marina) was completed and achieved stabilization.  Also during 2000, the renovations at 1221 Ocean Avenue were completed. During 2001, a 232-unit apartment community in San Diego County (La Jolla Palms) was completed and achieved stabilization.  Also during 2001, a 300-unit apartment community in Northern California (Cherry Orchard Apartments) was completed and achieved stabilization. During 2002, a 206-unit apartment community in Northern California (Franklin Street) was completed and was 63.6% occupied as of December 31, 2002. Also during 2002, 1221 Ocean Avenue achieved stabilization. The Partnership has no plans to expand its off-Ranch portfolio beyond these eight properties.

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

          The success of the Irvine Ranch as a master-planned development is, in large part, attributable to the early creation of a broad employment base.  The Irvine Company has emphasized the promotion of job creation on the Irvine Ranch and has been involved in creating four major employment centers on the Irvine Ranch, each easily accessible by apartment residents and the surrounding area.  The Irvine Company has been the sole developer of the Irvine Spectrum, a 5,000-acre research, technology and employment center which houses more than 2,000 companies and approximately 45,000 employees and includes 26 million square feet of retail, manufacturing, research and development and office space.  The Irvine Business Complex, which surrounds the John Wayne airport, houses over 40,000 employees and includes more than 24 million square feet of office and other commercial space and over 14 million square feet of industrial space.  Newport Center contains over 2.5 million square feet of general purpose office space, a 1.3 million square-foot regional mall (Fashion Island), a tennis club and two country clubs.  In addition, The Irvine Company donated land to the University of California at Irvine, a 1,470-acre campus which currently has approximately 21,900 students and 15,000 employees.  The proximity of the Irvine Ranch Properties to these employment centers makes them attractive residential locations.

Market Segmentation and the Village Concept

          The Irvine Company’s land use planning emphasizes market segmentation in order to ensure adequate and appropriate allocation of land uses which support sustained growth for the long term.  Through careful planning, design and marketing, The Irvine Company also promotes compatibility and synergy among properties of the same type in order to maximize the likelihood of success of new projects, to preserve and build value for existing projects and to build sustainable long-term market value for homeowners, local merchants and employers.  In accordance with the Master Plan, The Irvine Company has created multiple villages which are used as micro-planning areas in an effort to facilitate the desired segmentation of products.

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

          Finally, the Partnership specifically designs its products to appeal to a target market.  The Partnership’s luxury product is typically in a unique or upscale location with ocean and golf course views and provides resort-like amenities, especially desirable to those selecting rental living as a lifestyle choice.  The family product offers spacious children’s play areas and tot lots, on-site or nearby park access, individual garages, in-unit washers and dryers and may include a multi-purpose room with an activities coordinator offering activities for youngsters.

Financing Strategies

          The Partnership intends to obtain additional debt financing for general corporate purposes and to fund all or a portion of the capital requirements of its remaining development projects.  See “Capital Expenditures – Capital Investments in New Development.” Construction costs not yet funded total approximately $58.6 million.  The Partnership anticipates utilizing advances from its general and/or common limited partner and mortgage financing to support its construction activity and refinancing activity over time. Based on market conditions at the time such financing is obtained, the Partnership may find it advantageous to utilize other debt structures.

Competition

          The Properties are located in developed areas.  There are numerous other rental apartment properties within and around the market area of each property including, in certain areas, units owned and operated by The Irvine Company.  In addition, The Irvine Company continues to develop properties in the market area.  The number of competitive rental properties in and outside of the area could have a material effect on the Partnership’s ability to rent apartments and increase rents.

Employees

          The Partnership has no employees.  The Partnership is managed by IACLLC.  The business and policy making functions of the Partnership are carried out by the directors, officers and employees of IACLLC.  As of February 21, 2003, IACLLC had 58 employees.  None of IACLLC’s employees are subject to a collective bargaining agreement and IACLLC has experienced no labor-related work stoppages.  IACLLC considers its relations with its personnel to be good.

Cyclicality

          The Partnership’s business, and the residential housing industry in general, are cyclical. The Partnership’s operations and markets are affected by local and regional factors such as local economies, demographic demand for housing, population growth, property taxes, energy costs, and by national factors such as short and long-term interest rates, federal mortgage financing programs, federal income tax changes and general economic trends.  During 2002, the Partnership’s’ Stabilized Communities experienced only slight seasonal variation in occupancy.

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

          All of the Partnership’s Properties fall under the jurisdiction of the Federal Clean Water Act.  Under the Federal Clean Water Act, owners of construction sites are required to help reduce contaminates from entering into run-off systems that eventually enter sensitive waterways.  Any construction site that is not in compliance with the requirements of the Federal Clean Water Act is at risk of being fined and/or of suspension of construction activity at the site.  There are also similar requirements under the Federal Clean Water Act for operating properties.  The Partnership believes that it is in compliance in all material respects with the Federal Clean Water Act requirements.

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

          Approximately 2,642 units in portions of 34 of the Partnership’s Stabilized Communities are currently subject to resident income limitations which generally restrict rental of the affected units to low or moderate income residents and which, in most instances, also limit the amount of rent that may be charged for a particular unit. A brief summary of the basis and effect of these resident income and other limitations follows:

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

          Five of the Stabilized Communities were developed with the assistance of U.S. Department of Housing and Urban Development (“HUD”) administered programs which provided mortgage insurance to the project lender. Certain regulatory and other agreements with HUD applicable to such financings (a) impose resident income restrictions similar to those imposed by the bond financing agreements, and (b) generally require the Partnership to operate the Properties in accordance with HUD’s standards.  As of December 31, 2002, only one of the properties (The Parklands) had debt associated with such financings.  A regulatory agreement additionally (a) limits the distribution of income from this property to 10% of the HUD imputed equity in this property and (b) requires that any income in excess of such 10% limit be deposited into a residual receipts account. Amounts paid into such residual receipts account have historically been used for capital improvements to the property, subject to HUD’s consent. At the expiration of the applicable regulatory or other agreement, any amount remaining in such residual receipts account belongs to HUD.

          Under Section 8 of the United States Housing Act of 1937, HUD currently provides rental assistance payments to three of these five HUD properties pursuant to certain Housing Assistance Payments (“HAP”) contracts. Under the HAP contracts, so long as the units are rented to residents whose income levels do not exceed specified HUD guidelines, each qualifying resident is required to pay only 30% of their adjusted monthly income as rent and HUD pays the difference between the 30% payment and the unit’s market rents as established by HUD.  The above-mentioned restrictions and limitations will continue for the remainder of each HAP contract term.  Each HAP contract has an initial term of 20 years with four 5-year renewal options exercisable at the owner’s option.  During 2002, the HAP contracts for two of these five HUD properties (Orchard Park and Woodbridge Villas) expired and are in the process of being reviewed as of December 31, 2002. The HAP contracts for the other three HUD properties will expire in 2003 and 2004.

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

Factors Relating to Real Estate Operations and Development

          General:  Real property investments are subject to varying degrees of risk. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. If the Properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, the Partnership’s income and ability to service its debt and other obligations and to make distributions to its partners will be adversely affected. In addition, the Properties consist primarily of rental apartment communities geographically concentrated in Orange County. Income from and the performance of the Irvine Ranch Properties may therefore be adversely affected by the general economic climate in Orange County, including unemployment rates and local conditions such as the supply of and demand for apartments in the area, the attractiveness of the Irvine Ranch Properties to residents, zoning or other regulatory restrictions, competition from other available apartments and alternative forms of housing, the affordability of single family homes, the ability of the Partnership to provide adequate maintenance and insurance and the potential of increased operating costs (including real estate taxes). Certain significant expenditures associated with an investment in real estate (such as mortgage and other debt payments, real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in revenue from the investment. In addition, income from properties and real estate values are also affected by a variety of other factors, such as governmental regulations and applicable laws (including real estate, zoning and tax laws), interest rate levels and the availability of financing. The Irvine Ranch Properties in the aggregate historically have generated positive cash flow from operations; however, no assurance can be given that such will be the case in the future.

          The Partnership’s “off-Ranch” expansion program was centered in Northern California’s Silicon Valley and the northern coastal markets of San Diego County.  In 1997, the Partnership acquired a 923-unit apartment community (The Villas of Renaissance) located in the La Jolla region of Northern San Diego County.  In 1998, the Partnership completed construction of a 342-unit apartment community (The Hamptons at Cupertino) in the Silicon Valley and began development and construction on three additional apartment communities (with a total of approximately 660 units) in the Silicon Valley and two additional apartment communities (with a total of approximately 570 units) in Northern San Diego County.  Also in 1998, the Partnership purchased a 120-unit, high-rise apartment building under renovation located in Santa Monica (1221 Ocean Avenue).  During 1999, a 336-unit apartment community in Northern San Diego County (Arcadia at Stonecrest) was completed and achieved stabilization.  During 2000, a 155-unit apartment community in Northern California (The Villas at Bair Island Marina) was completed and achieved stabilization.  Also during 2000, the renovations at 1221 Ocean Avenue were completed. During 2001, a 232-unit apartment community in San Diego County (La Jolla Palms) was completed and achieved stabilization.  Also during 2001, a 300-unit apartment community in Northern California (Cherry Orchard Apartments) was completed and achieved stabilization. During 2002, a 206-unit apartment community in Northern California (Franklin Street) was completed and was 63.6% occupied as of December 31, 2002. Also during 2002, 1221 Ocean Avenue achieved stabilization. The Partnership has no plans to expand its off-Ranch portfolio beyond these eight properties.

          Equity real estate investments, such as the investments made by the Partnership in the Properties, are relatively illiquid.  Such illiquidity limits the ability of the Partnership to vary its portfolio in response to changes in economic or other conditions.

          The Properties are subject to all operating risks common to apartment ownership in general. Such risks include: the Partnership’s ability to rent units at the Properties, including the 1,648 units in the Communities Under Development; competition from other apartment communities; excessive building of comparable properties which might adversely affect apartment occupancy or rental rates; increases in operating costs due to inflation and other factors which may not necessarily be offset by increased rents; increased affordable housing requirements that might adversely affect rental rates; inability or unwillingness of residents to pay rent increases; and future enactment of rent control laws or other laws regulating apartment housing, including present and possible future laws relating to access by disabled persons.  If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.  If any of the above occurred, the Partnership’s ability to meet its debt service and other obligations and to make distributions with respect to its partners could be adversely affected.

          Real Estate Development:  The real estate development business involves significant risks in addition to those involved in the ownership and operation of established apartment communities, including the risks that specific project approvals may take more time and resources to obtain than expected, that construction may not be completed on schedule or budget and that the properties may not achieve anticipated rent or occupancy levels.  In addition, if long-term debt is not available on acceptable terms to finance such development, cash available for debt service and other obligations might be adversely affected.

          Insurance: The Partnership carries commercial general liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Partnership believes are adequate and appropriate under the circumstances.  In addition, The Irvine Company has a limited earthquake insurance policy covering all of its properties, including the Properties of the Partnership.  There are, however, certain types of losses that are not generally insured because they are either uninsurable or not economically insurable.  Should an uninsured loss or a loss in excess of insured limits occur, the Partnership could lose its capital invested in the property, as well as the anticipated future revenues from the property, and, in the case of debt which is recourse to the Partnership, would remain obligated for any mortgage debt or other financial obligations related to the property. Any such loss would adversely affect the Partnership.  In light of the California earthquake risk, California building codes since the early 1970’s have established construction standards for all newly built and renovated buildings, including apartment buildings.  A major code change was adopted in 1984, implementing the most strict construction standards as of such time.  Forty-two of the existing 59 Stabilized Communities (representing approximately 74% of the units in the Stabilized Communities) have been completed and occupied since January 1, 1985, and the Partnership believes that all of the Stabilized Communities were constructed in full compliance with the applicable standards existing at the time of construction.  In 1999, there was another major code change and more rigorous construction standards were adopted.  The Partnership is currently constructing the Communities Under Development in full compliance with these stricter standards.  While earthquakes have occurred from time to time in California, the Partnership has not experienced any material losses as a result of earthquakes. No assurance can be given that this will be the case in the future.

Item 2.	Properties

          The Partnership owns 59 Stabilized Communities containing 17,833 apartment units and has two Communities Under Development.  Below is 2002 operating information for the Stabilized Communities:

Property	Year Completed	Number of Units	Average Unit Size (Square Feet)	2002 Average Monthly Rental Rates		2002 Average Physical Occupancy

				Per Unit	Per Square Foot

Properties Stabilized Before 2002
Irvine, CA (38 Properties)
Amherst Court	1991	162	724	$1,315	$1.82	91.6%
Berkeley Court	1986	152	877	1,428	1.63	96.9%
Brittany at Oak Creek	1999	393	907	1,461	1.61	95.6%
Cedar Creek	1985	176	811	1,214	1.50	94.6%
Columbia Court	1984	58	852	1,342	1.58	95.7%
Cornell Court	1984	109	894	1,482	1.66	91.5%
Cross Creek	1985	136	935	1,327	1.42	95.7%
Dartmouth Court	1986	294	896	1,381	1.54	94.2%
Deerfield	1975/83	192/96	847	1,225	1.45	93.6%
Harvard Court	1986	112	826	1,352	1.64	91.5%
Northwood Park	1985	168	944	1,228	1.30	94.7%
Northwood Place	1986	604	954	1,242	1.30	93.8%
Orchard Park	1982	60	971	1,033	1.06	99.4%
Park West	1970/71/72	256/276/348	1,004	1,335	1.33	91.7%
Parkwood	1974	296	886	1,264	1.43	94.3%
Rancho San Joaquin	1976	368	896	1,361	1.52	92.4%
San Carlo	1989	354	1,074	1,516	1.41	95.0%
San Leon	1987	248	951	1,325	1.39	93.8%
San Marco	1988	426	923	1,252	1.36	93.8%
San Marino	1986	200	927	1,310	1.41	93.2%
San Mateo	1990	283	720	1,200	1.67	96.2%
San Paulo	1993	382	1,001	1,187	1.19	95.2%
San Remo	1986/88	136/112	966	1,276	1.32	95.3%
Santa Clara	1996	378	967	1,471	1.52	94.5%
Santa Maria	1997	227	1,125	1,710	1.52	95.7%
Santa Rosa	1996/98	368/207	1,017	1,588	1.56	93.1%
Sonoma at Oak Creek	1999	196	1,160	1,753	1.51	94.0%
Stanford Court	1985	320	799	1,326	1.66	94.2%
The Parklands	1983	121	794	1,136	1.43	99.4%
Turtle Rock Canyon	1991	217	1,024	1,584	1.55	94.4%
Turtle Rock Vista	1976/77	112/140	1,155	1,622	1.40	92.5%
Villa Coronado	1996	513	929	1,495	1.61	94.1%
Windwood Glen	1985	196	878	1,262	1.44	94.2%
Windwood Knoll	1983	248	903	1,168	1.29	93.9%
Woodbridge Oaks	1983	120	976	1,093	1.12	99.0%
Woodbridge Pines	1976	220	872	1,266	1.45	90.9%
Woodbridge Villas	1982	258	871	1,190	1.37	94.6%
Woodbridge Willows	1984	200	894	1,249	1.40	93.7%

Subtotal		10,438	938	1,358	1.45	94.0%

Newport Beach, CA (7 Properties)
Baypointe	1997	300	1,037	1,689	1.63	96.2%
Mariner Square	1969	114	1,104	1,495	1.35	94.6%
Newport North	1986	570	947	1,375	1.45	96.4%
Newport Ridge (Newport Coast)	1996	512	957	1,627	1.70	93.1%
Promontory Point	1974	520	1,053	2,130	2.02	91.8%
The Bays	1971/73/84	104/64/320/68	1,044	1,466	1.40	93.0%
The Colony at Fashion Island	1998	245	1,326	2,620	1.98	93.1%

Subtotal		2,817	1,036	1,725	1.67	93.9%

Tustin, CA (7 Properties)
Rancho Alisal	1988/91	344/12	967	1,316	1.36	95.5%
Rancho Maderas	1989	266	939	1,313	1.40	95.4%
Rancho Mariposa	1992	238	856	1,278	1.49	94.8%
Rancho Monterey	1996	436	932	1,471	1.58	94.2%
Rancho Santa Fe	1998	316	1,120	1,749	1.56	94.3%
Rancho Tierra	1989	252	1,031	1,405	1.36	94.9%
Sierra Vista	1992	306	852	1,334	1.57	94.1%

Subtotal		2,170	958	1,419	1.48	94.7%

Subtotal (52 Properties)		15,425	959	1,433	1.49	94.1%

Off-Ranch (6 Properties)
Arcadia at Stonecrest (San Diego)	1999	336	951	1,464	1.54	96.0%
Cherry Orchard Apartments (Sunnyvale)	2001	300	984	2,134	2.17	95.9%
La Jolla Palms (La Jolla)	2001	232	905	1,675	1.85	94.9%
The Hamptons at Cupertino (Cupertino)	1998	342	951	1,875	1.97	96.1%
The Villas at Bair Island Marina (Redwood City)	2000	155	1,091	2,436	2.23	93.9%
Villas of Renaissance (La Jolla)	1992	923	957	1,467	1.53	93.7%

Subtotal		2,288	963	1,702	1.77	94.8%

Properties Stabilized Before 2002 (58 Properties)		17,713	960	1,468	1.53	94.2%

Properties Stabilized During 2002 [1]
1221 Ocean Avenue (Santa Monica)	2000	120	1,604	6,155	3.84	93.8%

Total Portfolio (59 Properties)		17,833	964	$1,500	$1.56	94.2%

   1  Represents amounts from initial stabilization date.

          The Properties are located within the following jurisdictions in California:

	Stabilized Communities		Communities Under Development		Total

Location	Number of Properties	Number of Units	Number of Properties	Number of Units (a)	Number of Properties	Percent of Total

Orange County
Irvine	38	10,438	1	1,442	39	64%
Newport Beach	6	2,305			6	10%
Tustin	7	2,170			7	11%
Newport Coast	1	512			1	2%
San Francisco Bay Area
Cupertino	1	342			1	2%
Redwood City	1	155	1	206	2	3%
Sunnyvale	1	300			1	2%
Northern San Diego County
La Jolla	2	1,155			2	3%
San Diego	1	336			1	2%
Los Angeles County
Santa Monica	1	120			1	1%

Totals	59	17,833	2	1,648	61	100%

          The unit mix of the Properties is as follows:

Unit Type	Stabilized Communities Number of Units	Communities Under Development Number of Units (a)	Total Number of Units	Percent of Total Unit

Studio/Junior	547	145	692	3%
One Bedroom	4,590	610	5,200	27%
Two Bedroom	11,022	854	11,876	61%
Three Bedrooms or More	1,674	39	1,713	9%

Total	17,833	1,648	19,481	100%

(a) Includes 319 units under construction or development.

          The consolidated real estate and accumulated depreciation schedule of the Partnership is included on pages F-16 through F-18 of this Annual Report on Form 10-K.

          The Partnership believes that the Properties are well maintained and have no material deferred maintenance requirements. The average age of the Stabilized Communities is approximately 14 years.  The oldest of the Stabilized Communities was completed in 1969, and 42 of the 59 Stabilized Communities, totaling 13,165 units or approximately 74% of the Stabilized Communities, have been completed since January 1, 1985.  The number of units per property ranges from 58 units to 923 units, with an average of approximately 302 units.

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

          All of the Stabilized Communities provide, and the Communities Under Development will provide, residents with numerous amenities and include extensive landscaping.  Approximately 88% of the 59 Stabilized Communities contain swimming pools, spas, air conditioning and covered parking. Additional amenities may include a fitness center, business center, conference room, theater, clubhouse, tennis court, basketball court, and children play areas.  Each apartment unit includes a patio, deck or balcony.  Many apartment units offer one or more of certain additional features, such as fireplaces, enclosed garages, refrigerators, washers and dryers, and microwave ovens.  Additionally, all properties completed after 1994 include an alarm system, offer high-speed Internet access and are located within a gated community.  The Communities Under Development contain most of these amenities.

Item 3.	Legal Proceedings

          There have been recent reports of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold in residential units. The Partnership believes it has implemented protocols and procedures that lessen the incidence of mold at its properties, and addresses remediation in a timely and responsible fashion.  The Partnership has been named as a defendant in suits that have alleged the presence of mold. Although there can be no assurance, management believes that these actions will not have a material adverse effect on the Partnership’s consolidated financial statements.

Item 4.	Submission Of Matters To A Vote Of Security Holders

          None.

PART II

Item 5.	Market For Registrant’s Common Equity And Related Stockholder Matters

          There is no established public trading market for the Partnership’s common partnership interests.  As of March 21, 2003, there were two holders of common partnership interests.

          The Partnership made aggregate distributions of $31,500,000 during 2002 on its common partnership interests.

          In the fourth quarter of 2002, 2,968,662 partnership units were issued to IACLLC in return for a $150 million capital contribution.

Item 6.	Selected Financial Data

          The following table sets forth selected financial data and other operating information of the Partnership.  The selected financial data in the table are derived from the consolidated financial statements of the Partnership.  The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Years Ended December 31,

(in thousands, except percentages, per unit and property information)	2002	2001	2000	1999	1998

IRVINE APARTMENT COMMUNITIES, L.P.
Selected Operating Information
Total revenues	$320,511	$316,879	$294,095	$253,415	$220,837
Income before extraordinary item and redeemable preferred interests	$67,921	$82,033	$84,504	$85,651	$73,549
Net income	$55,546	$67,470	$67,754	$68,901	$18,781
Cash distributions per unit	$0.65	$2.75	$2.75	$1.10	$1.52
Total apartment units (at end of period)	19,162	18,800	17,941	17,362	16,439

Selected Stabilized Property Information [1]
Total properties (at end of period) [2]	59	58	56	54	51
Average physical occupancy [3]	94.2%	95.0%	95.9%	94.8%	94.1%
Average monthly rent per unit [4]	$1,500	$1,457	$1,373	$1,283	$1,213

Selected Balance Sheet Information at December 31,
Total assets	$2,171,988	$2,134,357	$2,178,585	$2,026,524	$1,374,624
Total long-term debt	$1,072,643	$1,082,015	$1,070,892	$864,602	$751,818
Redeemable preferred interests	$—	$144,275	$192,926	$192,849	$192,789
Partners’ capital	$997,758	$801,022	$856,220	$912,921	$381,679

[1]	A property is typically considered stabilized at the earlier of one year after completion of construction or when it achieves 95% occupancy.
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

[3]

Average physical occupancy is calculated by dividing the total occupied units in the stabilized properties on a weekly basis by the total units, excluding model and rehab units, in the stabilized properties on a weekly basis.

[4]	Average monthly rent per unit is calculated by dividing average rental revenue per unit by average economic occupancy.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements of the Partnership and the Notes thereto.

Results of Operations

          The Partnership’s income before redeemable preferred interests was $67.9 million in 2002, down from $82.0 million in 2001, and $84.5 million in 2000.  The Partnership’s financial results declined in 2002 from 2001 and in 2001 from 2000 due primarily to an increase in property expenses mostly related to additional maintenance costs incurred, mainly on the Partnership’s older properties.  The decrease was also due to an increase in interest expense related to less capitalized interest.  The decrease was offset, in part, by revenue contributions from newly delivered rental units from the Partnership’s development program and properties that stabilized during 2002 and 2001, as well as an increase in average rental rates.

Revenue and Expense Data

	Years Ended December 31,

(dollars in thousands)	2002	2001	2000

Number of stabilized communities	59	58	56
Number of operating units at end of period	19,162	18,800	17,941
Consolidated Information:
Operating revenues	$319,802	$314,109	$289,734
Property expenses	$89,334	$77,427	$67,052
Real estate taxes	$24,892	$23,325	$21,253

Operating revenues (rental and other income) increased by 1.8% to $319.8 million in 2002, up from $314.1 million in 2001. Operating revenue in 2001 had increased by 8.4% from $289.7 million in 2000.  Operating revenue rose in 2002 and 2001 because of higher average rental rates and a greater average number of rental units in service as a result of new development.

Interest income totaled $709,000 in 2002, $2.8 million in 2001 and $4.4 million in 2000.  The changes in interest income reflect changes in the Partnership’s average cash balances.

Property expenses increased by 15.4% to $89.3 million in 2002 from $77.4 million in 2001, which had increased from $67.1 million in 2000.  The 2002 increase reflects additional maintenance costs incurred, mainly on the Partnership’s older properties in addition to incremental expenses from newly delivered rental units. The 2001 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 2001 and 2000.

Real estate taxes totaled $24.9 million in 2002, $23.3 million in 2001 and $21.3 million in 2000. Real estate taxes increased in 2002 and 2001 primarily due to the addition of new rental units through development.

Net interest expense increased to $68.6 million in 2002 from $65.2 million in 2001, which had increased from $54.7 million in 2000. Total interest incurred was $70.5 million in 2002 compared with $70.4 million in 2001 and $60.9 million in 2000.  The increase in interest incurred in 2002 and 2001 from 2000 was primarily due to the additional mortgage financings in 2000 and the tax-exempt mortgage bond financing in 2001.  Net interest expense increased in 2002 and 2001 due to a decrease in capitalized interest during 2002 and 2001, respectively, as a result of a lower average qualifying asset balance for projects under development. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. Capitalized interest totaled $1.8 million in 2002, $5.2 million in 2001 and $6.2 million in 2000.

Depreciation and amortization expense increased to $62.1 million in 2002, up from $61.1 million in 2001. These expenses had increased in 2001 from $56.6 million in 2000. The increases in both years reflect the completion and delivery of newly developed rental units.

General and administrative expense decreased to $7.6 million in 2002, down from $7.8 million in 2001. These expenses had decreased in 2001 from $10.0 million in 2000.  The decrease in 2002 and 2001 was the result of cost reductions related to corporate staffing and associated overhead costs.

Liquidity and Capital Resources

          The Partnership believes that cash provided by operations will be adequate to meet ongoing operating requirements, debt service payments and payment of distributions by the Partnership to its partners in both the short and long term.

Liquidity: The Partnership expects to meet its short-term and long-term liquidity requirements, such as construction costs and scheduled debt maturities, through the refinancing of long-term debt, borrowings from financial institutions or advances from its general and/or limited partner.

Debt Structure

(dollars in millions)	Balance at December 31, 2002	Weighted Average Effective Interest Rate

Fixed rate debt
Conventional mortgage financings	$494.4	7.59%
Mortgage notes payable to The Irvine Company	56.3	6.24%
Tax-exempt assessment district debt	4.4	6.29%
Unsecured tax-exempt bond financings	334.2	5.32%
Unsecured notes payable	99.5	7.21%

Total fixed rate debt	988.8	6.70%

Variable rate debt
Tax-exempt mortgage bond financings	19.2	2.35%
Tax-exempt assessment district debt	14.6	2.48%
Unsecured tax-exempt bond financings	50.0	2.33%

Total variable rate debt	83.8	2.36%

Total debt	$1,072.6	6.36%

Operating Activities:  Cash provided by operating activities was $134.7 million, $145.7 million and $153.5 million in 2002, 2001 and 2000, respectively.  Cash provided by operating activities decreased in 2002 compared to 2001 primarily due to a decrease in the Partnership’s net operating income, an increase in net interest expense during 2002 and a decrease in interest income, partially offset by an increase in overall working capital during 2002.  Cash provided by operating activities decreased in 2001 compared to 2000 due to changes in working capital during 2001.

Investing Activities:  Cash used in investing activities was $61.1 million, $106.9 million and $133.0 million in 2002, 2001 and 2000, respectively. Changes in the amount of cash used in investing activities in each year reflect changing levels of real estate development in 2002, 2001 and 2000.  Real estate development is typically funded by mortgage financing (see “Financing Activities” and “Capital Expenditures”).

Financing Activities: Cash used in financing activities was $67.2 million in 2002 and $133.7 million in 2001 while cash provided by financing activities was $63.1 million in 2000.  On December 31, 2002, the Partnership redeemed its $150 million of Series A Preferred Limited Partner Units. The redemption was funded by a capital contribution from its general partner.  Also during 2002, the Partnership received additional contributions from its partners totaling $28.4 million and received the remaining proceeds from the 2001 tax-exempt mortgage bond financing of $12.2 million.  The Partnership received $57.1 million during 2001 from a tax-exempt mortgage bond financing.  The proceeds from this financing were used to refinance existing tax-exempt mortgage bond financings and to fund construction of a new apartment building at the Partnership’s Villa Siena property.  Also in 2001, the Partnership redeemed its $50 million of Series B Preferred Limited Partner Units.  The Partnership received a total of $238.8 million during 2000 from conventional mortgage financings and $11 million from additional mortgage notes payable to The Irvine Company.  The proceeds from these financings were used to fund construction of new apartment communities and repay certain conventional mortgages.  Additionally, the Partnership paid $43.9 million in distribution to partners and redeemable preferred interest holders in 2002 compared to $139.1 million in 2001 and $141.2 million in 2000.

Capital Expenditures

          Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $3.5 million, $4.1 million and $2.3 million in 2002, 2001 and 2000, respectively. Capital investments in real estate assets totaled $58 million, $103 million and $131 million in 2002, 2001 and 2000, respectively, and consisted of capital investments in capital replacements and new development.

Capital Improvements: The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset’s useful life.

Capital Replacements: Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for capital replacements totaled $1.2 million in 2002. These expenditures were made at six properties:  Promontory Point, Turtle Rock Vista, Rancho San Joaquin, Park West, Woodbridge Willows and The Bays.

Capital Investments in New Development: Currently, the Partnership has one apartment community under development or construction that is expected to require total expenditures of approximately $297 million, of which $238 million had been incurred at December 31, 2002. Funding for this development is expected to come from a combination of fixed rate mortgage financing and advances from its general and/or limited partner. (See Item 13).

Construction Information

Apartment Community	Location	Units	Commencement Of Construction	Total Estimated Costs (in millions)

On Irvine Ranch:
Villa Siena (1)	Irvine	1,442	2/99	$297

(1) As of December 31, 2002, 1,123 units were delivered and 948 units were occupied.

          The estimated cost of the Partnership’s apartment community under development is only an estimate. Actual results will depend on numerous factors, many of which are beyond the control of the Partnership. These include the extent and timing of economic growth in the Partnership’s rental markets; future trends in the pricing of construction materials and labor; product design changes; entitlement decisions by local government authorities; weather patterns; changes in interest rate levels; and other changes in capital markets. No assurance can be given that the estimate set forth in the foregoing table will not vary substantially from actual results.

Impact of Inflation

          The Partnership’s business is affected by general economic conditions, including the impact of inflation and interest rates.  Substantially all of the Partnership’s leases allow, at time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Partnership to seek increases in rents.  Substantially all leases are for a period of one year or less.  The short-term nature of these leases mitigates a portion of the risk to the Partnership of the adverse effects of inflation.

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

Off-Balance Sheet Transactions

          As of December 31, 2002, the Partnership had $40.9 million of assessment district debt, of which $19.0 million was reflected on the balance sheet and $21.9 million was off-balance sheet.  See Notes 3 and 9 of the Notes to Consolidated Financial Statements for a complete description of the Partnership’s assessment district debt.

Contractual Obligations and Commercial Commitments

          The Partnership’s only material contractual obligations and commercial commitments are its mortgages and notes payable. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the mortgages and notes payable and their related maturities.

Related Party Transactions

          See Item 13 and Note 7 of the Notes to Consolidated Financial Statements for a description of the Partnership’s transactions with related parties.

Impact of New Accounting Pronouncements

          In August 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”) was issued.  This pronouncement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement No. 121”) and a portion of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”), and was adopted on January 1, 2002.  Statement No. 144 retains the fundamental provisions of Statement No. 121 as it relates to assets to be held and used and assets to be sold.  It also changes the accounting for the disposal of a segment under APB No. 30 by requiring the operations of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from operating income and reported as discontinued operations.  Treating such assets as discontinued operations would also require the reclassification of the operations of any such assets for any prior periods presented.  The Partnership’s adoption of Statement No. 144 has not had a material impact on its financial condition or the results of its operations.

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

	Interest Rate Sensitivity Principal (Notional) Amount by Expected Maturity

(dollars in thousands)	2003	2004	2005	2006	2007	There- after	Total	Fair Value 12/31/02

Liabilities
Tax-exempt mortgage bond financing						$19,200	$19,200	$19,200
Average interest rate [1]
Conventional mortgage financings	$19,471	$11,481	$9,137	$9,879	$10,683	433,758	494,409	513,425
Average interest rate	7.60%	7.61%	7.61%	7.61%	7.61%	7.85%
Mortgage notes payable to The Irvine Company	11,982	1,398	1,512	1,602	1,696	38,070	56,260	49,604
Average interest rate	6.04%	5.77%	5.77%	5.77%	5.77%	5.77%
Tax-exempt assessment district debt	261	731	770	842	917	15,476	18,997	18,997
Average interest rate 2
Unsecured tax-exempt bond financings						384,228	384,228	414,120
Average interest rate 3
Unsecured notes payable					99,549		99,549	108,529
Average interest rate	7.22%	7.23%	7.23%	7.24%	7.24%

[1]	The interest rate is a weekly remarketed tax-exempt based rate. The effective interest rate as of December 31, 2002 was 2.35%.
[2]

$4,414 of debt is fixed at 6.29% and $14,583 is variable at the daily remarketed tax-exempt based rate.  The weighted average effective interest rate for the variable rate debt was 2.48% as of December 31, 2002.

[3]

The interest rate for $50,038 of the unsecured tax-exempt bond financings is a weekly remarketed tax-exempt based rate.  The weighted average effective interest rate as of December 31, 2002 was 2.33%.  The remaining $334,190 is fixed at 5.32% through its mandatory tender dates ranging from May 2008 to May 2013.

Item 8.	Financial Statements and Supplementary Data

          The financial statements and related report of independent auditors listed in the accompanying index are filed as part of this report. See “Index to Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

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

Board of Directors of Irvine Apartment Communities LLC

          The following sets forth certain information regarding the Board of Directors of IACLLC as of March 21, 2003:

          Donald Bren, 70.  Mr. Bren has been Chairman of the Board of The Irvine Company since 1983, and Chairman of the Board of IACLLC since its formation. Through his accomplishments at The Irvine Company, Mr. Bren has achieved a reputation as a national expert in the interrelated fields of planning, design, construction, marketing and finance. He is a member of the Board of Overseers of the University of California, Irvine, and is a member of the Board of Trustees of the California Institute of Technology.

          Michael D. McKee, 57.  Mr. McKee has been a Director of IACLLC since its formation.  Mr. McKee is Vice Chairman and Chief Operating Officer of The Irvine Company.  From April 1994 to December 1996, he was Executive Vice President, Chief Legal Officer and Secretary of The Irvine Company, and from January 1997 to June 2001, he was Executive Vice President, Chief Financial Officer and Secretary of The Irvine Company.  Prior to joining The Irvine Company, Mr. McKee was the managing partner of the Orange County office of Latham & Watkins, an international law firm.  Mr. McKee is a member of the Board of Directors of The Irvine Company, the Donald Bren Foundation, Mandalay Resorts Group and Health Care Property Investors.

          Raymond L. Watson, 76.  Mr. Watson has been a Director of IACLLC since its formation, and Vice Chairman of the Board of The Irvine Company since 1986.  From 1973 to 1977, Mr. Watson was President and Chief Executive Officer of The Irvine Company.   Mr. Watson has been associated with the Walt Disney Company for many years as a member of the Board of Directors and Chairman of the Executive Committee.  He serves as the Chairman of the Board of the Public Policy Institute of California, and on the Board of Governors of the University of California Humanities Research Institute.

Executive Officers of Irvine Apartment Communities, L.P.

          The Partnership is managed by its sole general partner, IACLLC.  The executive officers of IACLLC listed below perform policy making functions for the Partnership.  The following sets forth certain information regarding such individuals as of  March 21, 2003 and other positions held by them over the last five years:

Name	Age	Present and Prior Positions Held	Years Positions Held

Max L. Gardner	51	President of IACLLC	2000 – Present
		Executive Vice President, Operations of IACLLC	1999 – 2000
		Senior Vice President, Western Region, AvalonBay Communities, Inc.	1998 – 1999
Marc D. Ley	40	Senior Vice President and Chief Financial Officer of IACLLC	2001 – Present
		Senior Vice President and Chief Investment Officer, The Irvine Company	1999 – 2001
		Director of Real Estate Capital Markets Division, Pacific Life Insurance Company	1995 – 1999

Item 11.	Executive Compensation

Irvine Apartment Communities, L.P.

          The Partnership does not have any employees.  The Partnership is managed by its sole general partner, IACLLC.  The executive officers of IACLLC who perform policy making functions for the Partnership are compensated for such services as employees of IACLLC.

Compensation of Directors

          Neither IACLLC nor the Partnership pays any of the members of the Board for their services as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Transactions with The Irvine Company

          On June 7, 1999, IAC, Inc. was merged with and into IACLLC.  As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership.  At December 31, 2002, IACLLC had a 48.0% general partnership interest and The Irvine Company had a 52.0% common limited partnership interest in the Partnership.

          In conjunction with the Merger, the Partnership and The Irvine Company entered into an agreement whereby The Irvine Company would cause all partners to contribute on a pro-rata basis to the Partnership certain construction cost overruns and net operating income shortfalls of the Partnership in connection with the development and operation of nine apartment projects which were under development at the time of the Merger.  The Irvine Company is obligated to cause all partners to contribute to the Partnership an amount equal to the difference between the total costs incurred by the Partnership to complete the construction of the respective apartment project and the amount of the approved budget for such construction.  The Irvine Company and IACLLC collectively made contributions to the Partnership for construction cost overruns totaling $17.3 million in 2002.  In addition, The Irvine Company is obligated to cause all partners to contribute to the Partnership an amount equal to the difference between the approved budgeted pro forma stabilized net operating income of the respective apartment project and the net operating income earned by the Partnership from the operation of such property for a period of time not to exceed two years after the completion of such property. The Irvine Company and IACLLC collectively made contributions to the Partnership for net operating income shortfalls totaling $11.1 million in 2002.

          Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for information technology and other services totaling $948,000 for the year ended December 31, 2002.  The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance.  In addition, the Partnership incurred rent totaling $723,000 for the year ended December 31, 2002 related to leases with The Irvine Company that expire in 2003.  IAMC incurred rent totaling $369,000 for the year ended December 31, 2002 related to a lease with The Irvine Company.

          The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership.  The aggregate amount paid by the Partnership to IACLLC for such costs was $10 million for the year ended December 31, 2002.

The aggregate amount incurred by the Partnership for such costs was $11.2 million for the year ended December 31, 2002.

          Included in accounts payable and accrued liabilities at December 31, 2002 is $119,000 due to The Irvine Company.  The amount represents a payable to The Irvine Company for information technology and development costs incurred by The Irvine Company on behalf of the Partnership.

          Included in other assets at December 31, 2002 is approximately $6.3 million due from The Irvine Company.  The amount represents a receivable of the Partnership for property taxes, general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

          Advances from The Irvine Company totaled $50 million at December 31, 2002. Also during 2002, the Partnership recorded interest expense of approximately $1.3 million relating to advances from The Irvine Company, with interest accruing at 2.15% at December 31, 2002.

          In October 2000, the Partnership and The Irvine Company entered into a Loan Agreement.  Borrowings under the Loan Agreement bear interest at a variable or fixed rate to be quoted by the Partnership, however, the rate shall not be lower than the rate at which interest is paid to the Partnership on its overnight cash investments.  The Irvine Company shall make monthly interest payments on each borrowing until the principal is repaid.  The Loan Agreement expires in June 2003.  The outstanding balance under this Loan Agreement totaled $51.3 million at December 31, 2002.  Also during 2002, the Partnership recorded interest income of approximately $190,000 relating to advances to The Irvine Company, with interest accruing at 2.15% at December 31, 2002.

          The Partnership receives reimbursement from The Irvine Company for ground rent payments relating to the retail portion of the Partnership’s Cherry Orchard Apartments property.  The reimbursement totaled $573,000 for the year ended December 31, 2002.  In addition, in July 2002 the Partnership received reimbursement from The Irvine Company for construction costs totaling $1.1 million previously incurred by the Partnership relating to the retail portion of the Cherry Orchard Apartments property.

          Two of the Partnership’s apartment communities are financed by mortgage notes payable to The Irvine Company.  These mortgage notes totaled $56.3 million at December 31, 2002.  The mortgage notes are collateralized by all-inclusive trust deeds on each of the apartment communities financed.  They bore a weighted average effective interest rate of 6.24% at December 31, 2002, are fully amortizing and mature between 2003 and 2024. Interest incurred on the mortgage notes payable to The Irvine Company totaled $3.5 million for the year ended December 31, 2002.  The mortgage notes payable to The Irvine Company “wrap around” secured first trust deed notes payable to third-party financial institutions.  The secured first trust deed notes totaled $56.3 million as of December 31, 2002.

          The Partnership had a $125 million unsecured revolving credit facility that was terminated as of December 27, 2000.  The Partnership had entered into letters of credit under the credit facility.  In conjunction with the termination of the credit facility, the letters of credit under the credit facility were transferred to the credit facility of The Irvine Company.  The Partnership continues to pay all fees related to the letters of credit transferred to The Irvine Company, as such letters of credit remain outstanding to secure obligations of the Partnership.

          On December 31, 2002, the Partnership redeemed its $150 million of Series A Preferred Limited Partner Units.  The Partnership funded the redemption through a $150 million capital contribution by its general partner, IACLLC.

Item 14.	Controls and Procedures

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

b.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1 and 2) Financial Statements and Financial Statement Schedules

     The financial statements and financial statement schedules listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report.

(a)(3) Exhibits

     The Exhibit Index is included on pages 27 through 28 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

2.2

Purchase and Sale Agreement and Joint Escrow Instructions dated April 18, 1997 by and between Aoki Construction (CA) Co., Ltd. and the Partnership (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Partnership filed on August 6, 1997).

3.1

Third Amended and Restated Agreement of Limited Partnership of Irvine Apartment Communities, L.P. dated June 9, 1999 (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Partnership for the quarter ended September 30, 1999).

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

10.3.2

Amendment No. 4 to the Administrative Services Agreement (incorporated by reference to Exhibit 10.5.4 of the Quarterly Report on Form 10-Q of the Partnership and the Trust for the quarter ended June 30, 1998).

10.4	Contribution Agreement and Escrow Instructions Agreement (incorporated by reference to Exhibit 10.7 of the 1993 Form 10-K).

10.5	Irrevocable Trust Agreement (incorporated by reference to Exhibit 10.10 of the 1993 Form 10-K).

10.6

First Amended and Restated Revolving Credit Agreement dated as of June 7, 1999 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of the Partnership for the quarter ended June 30, 1999.

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

Exhibit Number	Description

10.7.1

Second Amended and Restated Partnership Agreement of Irvine Apartment Management Company dated March 30, 2001 by and between Apartment Management Company, LLC and The Irvine Company (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q of the Partnership for the quarter ended March 31, 2002).

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

10.8.2

Amendment Two to Amended and Restated Management Agreement dated March 30, 2001 by and between the Partnership and Irvine Apartment Management Company (incorporated by reference to Exhibit 10.8.2 of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 2001).

10.9

Loan Agreement by and between California Statewide Communities Development Authority and the Partnership dated as of May 15, 1998 (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1998 (the “1998 Form 10-K”)).

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

10.12	Letter dated June 8, 1999 regarding the Funding Agreement between The Irvine Company and the Partnership (incorporated by reference to Exhibit 10.16 of the 1999 Form 10-K).

10.13	Loan Agreement dated October 24, 2000 by and between the Partnership and The Irvine Company (incorporated by reference to Exhibit 10.17 of the 2000 Form 10-K).

21	Subsidiaries of the Partnership (incorporated by reference to Exhibit 21.2 of the 1997 Form 10-K).

24	Power of Attorney (included in signature page of this Report).

99.1	Section 906 certfication by Max L. Gardner.

99.2	Section 906 certfication by Marc D. Ley.

(b)     Reports on Form 8-K

          The Partnership did not file any reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRVINE APARTMENT COMMUNITIES, L.P.
	By:	IRVINE APARTMENT COMMUNITIES LLC
its sole general partner

Date: March 26, 2003	By:	/s/ MARC D. LEY

Marc D. Ley Senior Vice President and Chief Financial Officer

          The undersigned hereby constitute and appoint Marc D. Ley and his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them and in their names, places and steads, in any and all capacities, to sign the Annual Report on Form 10-K of Irvine Apartment Communities, L.P. for the fiscal year ending December 31, 2002 and all amendments to such Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform to all intents and purposes as they might or could do in person, hereby ratifying all that said attorneys-in-fact and agents, each acting alone, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ MAX L. GARDNER	President of IACLLC	March 26, 2003
(Principal Executive Officer)
Max L. Gardner

/s/ MARC D. LEY	Senior Vice President and	March 26, 2003
Chief Financial Officer of IACLLC
Marc D. Ley

/s/ DONALD BREN	Director of IACLLC	March 26, 2003

Donald Bren

/s/ MICHAEL D. MCKEE	Director of IACLLC	March 26, 2003

Michael D. McKee

/s/ RAYMOND L. WATSON	Director of IACLLC	March 26, 2003

Raymond L. Watson

CERTIFICATIONS

        I, Max L. Gardner, certify that:

1. I have reviewed this annual report on Form 10-K of Irvine Apartment Communities, L.P.;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

               a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ MAX L. GARDNER

Max L. Gardner President of Irvine Apartment Communities LLC, sole general partner of Irvine Apartment Communities, L.P.

CERTIFICATIONS

        I, Marc D. Ley, certify that:

1. I have reviewed this annual report on Form 10-K of Irvine Apartment Communities, L.P.;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

               a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ MARC D. LEY

Marc D. Ley Senior Vice President and Chief Financial Officer of Irvine Apartment Communities LLC, sole general partner of Irvine Apartment Communities, L.P.

IRVINE APARTMENT COMMUNITIES, L.P.

IRVINE APARTMENT COMMUNITIES, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands)	2002	2001

ASSETS
Real estate
Land	$465,652	$453,327
Buildings and improvements	2,096,275	1,992,234

	2,561,927	2,445,561
Accumulated depreciation	(501,046)	(439,508)

	2,060,881	2,006,053
Under development, including land	24,075	84,866

	2,084,956	2,090,919
Cash and cash equivalents	8,913	2,572
Restricted cash	1,250	14,567
Deferred financing costs, net	8,457	9,991
Advances to affiliate	51,300	—
Other assets	17,112	16,308

	$2,171,988	$2,134,357

LIABILITIES
Mortgages and notes payable	$1,072,643	$1,082,015
Accounts payable and accrued liabilities	38,224	40,635
Advances from affiliate	50,000	53,200
Security deposits	13,363	13,210

	1,174,230	1,189,060

REDEEMABLE PREFERRED INTERESTS
Redeemable Series A preferred limited partner units, 6,000 preferred partnership units outstanding at December 31, 2001	—	144,275

	—	144,275

PARTNERS’ CAPITAL
General Partner, 23,145 and 20,176 common partnership units outstanding at December 31, 2002 and 2001, respectively	804,954	634,094
Common Limited Partner, 25,027 common partnership units outstanding at December 31, 2002 and 2001	192,804	166,928

	997,758	801,022

	$2,171,988	$2,134,357

See accompanying notes.

IRVINE APARTMENT COMMUNITIES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

(in thousands)	2002	2001	2000

REVENUES
Rental income	$311,043	$304,313	$280,334
Other income	8,759	9,796	9,400
Interest income	709	2,770	4,361

	320,511	316,879	294,095

EXPENSES
Property expenses	89,334	77,427	67,052
Real estate taxes	24,892	23,325	21,253
Interest expense, net	68,646	65,198	54,693
Depreciation and amortization	62,133	61,107	56,640
General and administrative	7,585	7,789	9,953

	252,590	234,846	209,591

Income before redeemable preferred interests	67,921	82,033	84,504
Redeemable preferred interests	12,375	14,563	16,750

NET INCOME	$55,546	$67,470	$67,754

ALLOCATION OF NET INCOME
General Partner	$24,793	$30,115	$30,243
Common Limited Partner	$30,753	$37,355	$37,511

See accompanying notes.

IRVINE APARTMENT COMMUNITIES, L.P.

CONSOLIDATED STATEMENTS OF CHANGES
IN PARTNERS’ CAPITAL

(in thousands)	Irvine Apartment Communities LLC	The Irvine Company	Total

PARTNERS’ CAPITAL
Balance at January 1, 2000	$682,315	$230,606	$912,921
Net Income	30,243	37,511	67,754
Distributions	(55,549)	(68,906)	(124,455)

Balance at December 31, 2000	$657,009	$199,211	$856,220

Net Income	$30,115	$37,355	$67,470
Contributions	3,111	—	3,111
Distributions	(55,570)	(68,930)	(124,500)
Redemption of preferred limited partner units (Note 5)	(571)	(708)	(1,279)

Balance at December 31, 2001	$634,094	$166,928	$801,022

Net Income	$24,793	$30,753	$55,546
Contributions	162,654	15,698	178,352
Distributions	(14,060)	(17,440)	(31,500)
Redemption of preferred limited partner units (Note 5)	(2,527)	(3,135)	(5,662)

Balance at December 31, 2002	$804,954	$192,804	$997,758

COMMON PARTNERSHIP UNITS OUTSTANDING

Balance at December 31, 2000	20,176	25,027	45,203

Balance at December 31, 2001	20,176	25,027	45,203

Balance at December 31, 2002	23,145	25,027	48,172

See accompanying notes.

IRVINE APARTMENT COMMUNITIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(in thousands)	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,546	$67,470	$67,754
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	1,534	1,796	1,866
Depreciation and amortization	62,133	61,107	56,640
Redeemable preferred interests	12,375	14,563	16,750
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Restricted cash	1,079	(381)	(2,185)
Other assets	(1,336)	6,821	11,684
Accounts payable and accrued liabilities	3,224	(6,434)	(852)
Security deposits	153	764	1,848

Net Cash Provided by Operating Activities	134,708	145,706	153,505

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets	(3,457)	(4,121)	(2,253)
Capital investments in real estate assets	(57,677)	(102,768)	(130,778)

Net Cash Used in Investing Activities	(61,134)	(106,889)	(133,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable	12,238	57,027	249,725
Payments on mortgages and notes payable	(9,448)	(58,180)	(43,501)
Redemption of preferred limited partner units	(150,000)	(50,000)	—
Advances to affiliate	(142,400)	(102,300)	—
Payments from affiliate	91,100	102,300	—
Advances from affiliate	57,400	58,400	41,501
Payments to affiliate	(60,600)	(5,200)	(41,501)
Additions to deferred financing costs	—	254	(1,921)
Distributions to redeemable preferred limited partner unit holders	(12,375)	(14,563)	(16,750)
Contributions from partners	178,352	3,111	—
Distributions to partners	(31,500)	(124,500)	(124,455)

Net Cash (Used in) Provided by Financing Activities	(67,233)	(133,651)	63,098

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,341	(94,834)	83,572
Cash and Cash Equivalents at Beginning of Year	2,572	97,406	13,834

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,913	$2,572	$97,406

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amounts capitalized	$68,949	$68,038	$56,682

See accompanying notes.

IRVINE APARTMENT COMMUNITIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

          Irvine Apartment Communities, L.P. (the “Partnership”), a Delaware limited partnership, was formed on November 15, 1993.  In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (“IAC, Inc.”) obtained a general partnership interest in and became the sole managing general partner of the Partnership.  The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership.  On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the “Acquiror”), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the “Merger”), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC (“IACLLC”).  As a result of the Merger and a related transaction in which The Irvine Company acquired an additional 74,523 common limited partnership units, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership.  The Partnership’s management and operating decisions are under the unilateral control of IACLLC.  All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC.  At December 31, 2002, IACLLC had a 48.0% general partnership interest in the Partnership and The Irvine Company had a 52.0% common limited partnership interest in the Partnership.

          The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California.  As of December 31, 2002, the Partnership owned 61 apartment communities representing 19,162 operating apartment units and 319 units under construction or development.  In March 1998, the Partnership and Western National Property Management (“WNPM”) announced the formation of a strategic alliance that assumed all property management responsibilities for the Partnership’s Southern California portfolio. Subsequently, the property management responsibilities of the new entity, Irvine Apartment Management Company (“IAMC”), were expanded to include the Partnership’s entire portfolio.  On March 30, 2001, The Irvine Company purchased WNPM’s 25% interest in IAMC.  At December 31, 2002, IAMC is owned 75% by the Partnership and 25% by The Irvine Company.

          IAC Capital Trust (the “Trust”), a Delaware business trust, was formed on October 31, 1997. The Trust was a limited purpose financing vehicle established by the Partnership.  The Trust existed for the sole purpose of issuing redeemable preferred securities and investing the proceeds thereof in preferred limited partner units of the Partnership.  On December 31, 2002, the Trust redeemed all 6.0 million of its outstanding preferred securities at a redemption price of $25 per preferred security plus accrued and unpaid distributions thereon to December 31, 2002, the redemption date.  The redemption was funded by a corresponding redemption by the Partnership of all 6.0 million of its preferred limited partnership units, all of which were held by the Trust.  The redemption price for the preferred limited partnership units was $25 per preferred limited partnership unit plus accrued and unpaid distributions thereon to December 31, 2002.  The Partnership funded the redemption of its preferred limited partnership units through a capital contribution by its general partner.  In return for its contribution, the general partner received 2,968,662 partnership units.  Immediately after the redemption of its outstanding preferred securities, the Trust was liquidated and delisted as a registrant of the Securities and Exchange Commission.

          Profits and losses of the Partnership are generally allocated to the general partner and the common limited partner based on their respective ownership interests in the Partnership.  The holders of the redeemable preferred limited partner units and redeemable preferred securities were entitled to distributions/dividends at an annual rate of 8¼% of the stated value per unit/security.  The stated value of each unit/security was $25.

          The accompanying financial statements include the consolidated accounts of the Partnership and its financially controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

          The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2002 and 2001, and the revenues and expenses for the three years ended December 31, 2002.  Actual results could differ from those estimates.

IRVINE APARTMENT COMMUNITIES, L.P

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate Assets and Depreciation:  Real estate assets, which are held as long-term investments, are stated at cost less accumulated depreciation. Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets, on a property-by-property basis, are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts.  As of December 31, 2002, no impairment losses have been recorded. Land and infrastructure costs are allocated to properties based on relative fair value. Costs related to the development and construction of properties are capitalized as incurred. Interest and property taxes are capitalized to apartment communities which are under active development. When a building within a community under construction is completed and held available for occupancy, the related costs are expensed.

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

Deferred Financing Costs:  Costs incurred in obtaining long-term financing or costs to buy down or hedge interest costs are deferred and amortized over the term of the related debt agreements using the effective interest method.  Unamortized financing costs are written-off when debt is retired before the maturity date.  The accumulated amortization of such deferred financing costs was $15.9 million and $14.4 million at December 31, 2002 and 2001, respectively.

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

          The Partnership evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income.  NOI from apartment communities totaled $205.6 million, $213.4 million and $201.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. All other segment measurements are disclosed in the Partnership’s consolidated financial statements.

          All revenues are from external customers and there are no revenues from transactions with other segments. There are no tenants which contributed 10% or more of the total revenues during 2002, 2001 or 2000.  Interest expense on debt is not allocated to individual apartment communities, even if such debt is secured by the apartment communities. There is no provision for income taxes as the Partnership’s taxable income is reported by each of its partners.

Impact of New Accounting Pronouncements:  In August 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”) was issued.  This pronouncement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be

IRVINE APARTMENT COMMUNITIES, L.P

Disposed Of (“Statement No. 121”) and a portion of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”), and was adopted on January 1, 2002.  Statement No. 144 retains the fundamental provisions of Statement No. 121 as it relates to assets to be held and used and assets to be sold.  It also changes the accounting for the disposal of a segment under APB No. 30 by requiring the operations of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from operating income and reported as discontinued operations.  Treating such assets as discontinued operations would also require the reclassification of the operations of any such assets for any prior periods presented.  The Partnership’s adoption of Statement No. 144 has not had a material impact on its financial position or results of operations.

Reclassifications:  Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with financial statement presentations in 2002.

NOTE 3 — MORTGAGES AND NOTES PAYABLE

Tax-Exempt Mortgage Bond Financings:  On August 1, 2001, the Partnership completed a $69.2 million offering of tax-exempt mortgage bonds.  The offering included $19.2 million of new tax-exempt mortgage bonds (the “2001 Bonds”) for the construction of a 104-unit apartment building (the “Project”) at the Partnership’s Villa Siena property.  Additionally, the offering included the refinancing of the Partnership’s existing $32 million tax-exempt mortgage bonds and $18 million tax-exempt mortgage bonds (the “Refinanced Bonds” and collectively with the 2001 Bonds, the “Bonds”).  Payment of principal and interest on the Bonds is secured by an irrevocable direct-pay letter of credit issued by Bank of America, N.A.  Monthly interest payments are made to a trustee, which in turn pays the bondholders when interest is due.  The Bonds had an average floating interest rate inclusive of fees of 2.34% at December 31, 2002.  The 2001 Bonds represent loans payable that are collateralized by a deed of trust granting a security interest in the Project and are recourse to the Partnership.  The 2001 Bonds bear interest at a weekly-remarketed tax-exempt rate and are due August 2034.  As of December 31, 2002, the Partnership had received the entire proceeds of $19.2 million representing land acquisition, transaction and development costs related to the Project.  Proceeds from the Refinanced Bonds were used to repay the Partnership’s existing tax-exempt mortgage bonds.  All terms of the Refinanced Bonds remain unchanged; however, the Refinanced Bonds are now unsecured and no longer collateralized by a deed of trust.

Conventional Mortgage Financings:  Conventional mortgages are collateralized by apartment communities having a net book value of $543.6 million as of December 31, 2002. The mortgages are generally due in monthly installments and mature at various dates through 2018.  Prior to the initial public offering (the “Offering”) of IAC, Inc. in 1993, interest rates on eleven of the conventional mortgages were fixed at rates which ranged from 7.75% to 9.63%, with a weighted average rate of 8.69%.  In connection with the Offering, the interest rates on these mortgages were adjusted to market rates for specified periods of time and range from 6.38% to 8.61% as of December 31, 2002.  The remaining outstanding interest rate buy-down agreements are scheduled to expire prior to loan maturity in 2008.

          As of December 31, 2002, the weighted average effective interest rate for all the conventional mortgages was 7.59%.  Proceeds from the additional financing were used for general construction purposes.

Mortgage Notes Payable to The Irvine Company:  Two of the Partnership’s apartment communities are financed by mortgage notes payable to The Irvine Company.  These mortgage notes totaled $56.3 million and $57.5 million at December 31, 2002 and 2001, respectively.  The mortgage notes are collateralized by all-inclusive trust deeds on each of the apartment communities financed.  They bore a weighted average effective interest rate of 6.24% at December 31, 2002, are fully amortizing and mature between 2003 and 2024. Interest incurred on the mortgage notes payable to The Irvine Company totaled $3.5 million, $3.6 million and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.  The mortgage notes payable to The Irvine Company “wrap around” secured first trust deed notes payable to third-party financial institutions.  The secured first trust deed notes totaled $56.3 million and $58.2 million as of December 31, 2002 and 2001, respectively.

Tax-Exempt Assessment District Debt:  In connection with the Offering, the Partnership assumed certain tax-exempt assessment district debt of the predecessor entity.  Tax-exempt assessment district debt represents debt issued by municipal government authorities to finance the construction of infrastructure and improvements. The debt obligations are repaid by the Partnership through assessments.

Unsecured Tax-Exempt Bond Financings:  In June 1998, the Partnership completed a $334 million offering of unsecured tax-exempt debt at an average interest rate of 5.32% in four tranches with mandatory tender dates ranging from May 2008 to May 2013.  The bonds mature in May 2025.  Proceeds from the offering were used to repay the Partnership’s existing tax-exempt mortgage debt and to

IRVINE APARTMENT COMMUNITIES, L.P.

pay costs associated with prepayment penalties and the unwinding of certain swap agreements.  The Partnership was in compliance with all covenant requirements at December 31, 2002.

Unsecured Notes Payable: In October 1997, the Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes pursuant to its shelf registration statement. The notes are due on October 1, 2007. The Partnership was in compliance with all covenant requirements at December 31, 2002.

Unsecured Line of Credit:  The Partnership had a $125 million unsecured revolving credit facility that was terminated as of December 27, 2000.  The Partnership had entered into letters of credit under the credit facility.  In conjunction with the termination of the credit facility, the letters of credit under the credit facility were transferred to the credit facility of The Irvine Company.  The Partnership continues to pay all fees related to the letters of credit transferred to The Irvine Company, as such letters of credit remain outstanding to secure obligations of the Partnership.

Capitalized Interest:  The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average effective interest rates. The average qualifying asset balance for projects under development was appr oximately $36.5 million, $93.3 million and $80.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Interest capitalized was $1.8 million, $5.2 million and $6.2 million in 2002, 2001 and 2000, respectively. Interest incurred totaled $70.5 million, $70.4 million, and $60.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Other Matters: Mortgages and notes payable totaling $988.8 million are subject to prepayment penalties at December 31, 2002.

IRVINE APARTMENT COMMUNITIES, L.P.

Mortgages and Notes Payable at December 31, 2002
(dollars in thousands)

Type of Debt	Outstanding Principal Balance	Effective Interest Rate	Expiration of Interest Rate Reduction Period	Interest Rate After Step-Up	Maturity Date

Tax-exempt mortgage bond financing	$19,200	2.35%			8/34

Conventional mortgage financings:
Amherst Court	10,705	7.23%			11/09
Baypointe	42,515	7.99%			11/11
The Bays	25,909	6.94%	7/08	9.25%	7/18
The Bays	12,189	7.98%			7/08
Deerfield Phase I	6,555	7.81%			7/08
Deerfield Phase I	5,161	7.98%			7/08
Mariner Square	4,928	8.61%			8/08
Newport Ridge	61,679	7.39%			10/10
Parkwood	11,038	8.59%			7/08
Rancho Maderas	25,412	7.55%			8/11
Rancho Mariposa	11,064	7.89%			6/03
Rancho Monterey	35,319	7.40%			11/10
Rancho Santa Fe	42,840	7.99%			11/11
San Carlo	31,905	7.23%			11/09
San Mateo	21,963	7.39%			10/10
Santa Clara	39,818	7.40%			11/10
Santa Maria	23,909	7.23%			11/09
Sierra Vista	27,622	7.39%			10/10
The Parklands	3,627	6.38%			4/04
Turtle Rock Canyon	27,128	7.99%			11/11
Turtle Rock Vista	11,705	8.59%			7/08
Woodbridge Pines	7,486	6.94%	9/08	9.25%	8/18
Woodbridge Pines	3,932	7.98%			7/08

	494,409	7.59%			7/09

Mortgage notes payable to The Irvine Company:
Parkwest	31,472	5.75%			7/24
Rancho San Joaquin	10,810	8.23%			8/03
Rancho San Joaquin	13,978	5.81%			1/15

	56,260	6.24%			1/18

Tax-exempt assessment district debt:
Fixed rate	4,414	6.29%			7/17
Variable rate	14,583	2.48%			9/18

	18,997	3.37%			4/18

Unsecured tax-exempt bond financings	384,228	4.93%			8/25

Unsecured notes payable	99,549	7.21%			10/07

Total/weighted average	$1,072,643	6.36%			5/11

Scheduled Principal Amortization: Mortgages and Notes Payable at December 31, 2002
(dollars in thousands)

	Year of Maturity						Total

Type of Debt	2003	2004	2005	2006	2007	Thereafter

Tax-exempt mortgage bond financing						$19,200	$19,200
Conventional mortgage financings	$19,471	$11,481	$9,137	$9,879	$10,683	433,758	494,409
Mortgage notes payable to The Irvine Company	11,982	1,398	1,512	1,602	1,696	38,070	56,260
Tax-exempt assessment district debt	261	731	770	842	917	15,476	18,997
Unsecured tax-exempt bond financings						384,228	384,228
Unsecured notes payable					99,549		99,549

Totals	$31,714	$13,610	$11,419	$12,323	$112,845	$890,732	$1,072,643

Percentage of debt	3.0%	1.3%	1.1%	1.1%	10.5%	83.0%	100.0%

IRVINE APARTMENT COMMUNITIES, L.P.

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts reported in the balance sheet for financial instruments approximate their fair value except as discussed below.  The fair values of the mortgages and notes payable are estimated using discounted cash flow analyses and the Partnership’s current estimated borrowing rates for similar types of borrowing arrangements. The interest rate used in the fair value calculation ranges from 2.48% to 6.60% based on the terms of the loan.  As of December 31, 2002, the fair values of the conventional mortgage financings and the mortgage notes payable to The Irvine Company were $513.4 million and $49.6 million, respectively.  The fair values of the unsecured notes payable and unsecured tax-exempt bond financings based on prevailing interest rates at December 31, 2002 were $108.5 million and $414.1 million, respectively.

NOTE 5 — REDEEMABLE PREFERRED INTERESTS

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

          On July 12, 2001, all 2.0 million of the Partnership’s 8¾% Series B Preferred Limited Partner Units were redeemed by the Partnership.  The Partnership utilized its cash on hand for the redemption.

          On December 31, 2002, the Trust redeemed all 6.0 million of its 8¼% Series A Preferred Securities.  The redemption was funded by a corresponding redemption by the Partnership of all 6.0 million of its preferred limited partnership units, all of which were held by the Trust.  The Partnership funded the redemption of its preferred limited partnership units through a capital contribution by its general partner.  In return for its contribution, the general partner received 2,968,662 partnership units.  Immediately after the redemption of its outstanding preferred securities, the Trust was liquidated.

IRVINE APARTMENT COMMUNITIES, L.P.

NOTE 6 — PARTNERS’ CAPITAL

          In conjunction with the redemption of the Series B Preferred Limited Partner Units (see Note 5), $1.3 million was charged directly to partners’ capital, which represents the excess of the redemption price over the carrying amount of the preferred limited partner units.

          In conjunction with the redemption of the Series A Preferred Limited Partner Units (see Note 5), $5.7 million was charged directly to partners’ capital, which represents the excess of the redemption price over the carrying amount of the preferred limited partner units.

          In conjunction with the Merger, the Partnership and The Irvine Company entered into an agreement whereby The Irvine Company would cause all partners to contribute on a pro-rata basis to the Partnership certain construction cost overruns and net operating income shortfalls of the Partnership in connection with the development and operation of nine apartment projects which were under development at the time of the Merger.  The Irvine Company is obligated to cause all partners to contribute to the Partnership an amount equal to the difference between the total costs incurred by the Partnership to complete the construction of the respective apartment project and the amount of the approved budget for such construction.  The Irvine Company and IACLLC collectively made contributions to the Partnership for construction cost overruns totaling $17.3 million in 2002 and $2.5 million in 2001.  In addition, The Irvine Company is obligated to cause all partners to contribute to the Partnership an amount equal to the difference between the approved budgeted pro forma stabilized net operating income of the respective apartment project and the net operating income earned by the Partnership from the operation of such property for a period of time not to exceed two years after the completion of such property. The Irvine Company and IACLLC collectively made contributions to the Partnership for net operating income shortfalls totaling $11.1 million in 2002 and $577,000 in 2001.

Reconciliation of Common Partnership Units Outstanding

(in thousands, except percentages)	For the Year Ended December 31, 2002			For the Year Ended December 31, 2001

	IACLLC	The Irvine Company	Total	IACLLC	The Irvine Company	Total

Balance at beginning of period	20,176	25,027	45,203	20,176	25,027	45,203
Issuance of partnership units	2,969		2,969

Balance at end of period	23,145	25,027	48,172	20,176	25,027	45,203

Ownership interest at end of period	48.0%	52.0%	100.0%	44.6%	55.4%	100.0%

Net Income Allocation

	For the Years Ended December 31,

(dollars in thousands)	2002	2001	2000

Limited Partner:
Income allocated to The Irvine Company based on its ownership interest	$30,753	$37,355	$37,511
General Partner:
Income allocated to IACLLC based on its ownership interest	24,793	30,115	30,243

Net Income	$55,546	$67,470	$67,754

NOTE 7 — CERTAIN TRANSACTIONS WITH RELATED PARTIES

          Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for information technology and other services totaling $948,000 for the year ended December 31, 2002.  The amounts for the corresponding periods in 2001 and 2000 were $704,000 and $318,000, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance.  In addition, the Partnership incurred rent totaling $723,000, $649,000 and $560,000 for the years ended December 31, 2002, 2001 and 2000, respectively, related to leases with The Irvine Company that expire in 2003.  IAMC incurred rent totaling $369,000, $351,000 and $301,000 for the years ended December 31, 2002, 2001 and 2000, respectively, related to a lease with The Irvine Company.

          The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership.  The aggregate amount paid by the Partnership to IACLLC for such costs was $10.0 million, $11.2 million and $12.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.  The aggregate amount incurred by the Partnership for such costs was $11.2 million, $12.7 million and $11.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

IRVINE APARTMENT COMMUNITIES, L.P.

          Included in accounts payable and accrued liabilities at December 31, 2002 and 2001 is $119,000 and $370,000, respectively, due to The Irvine Company.  The amounts represent payables to The Irvine Company for information technology and development costs incurred by The Irvine Company on behalf of the Partnership.

          Included in other assets at December 31, 2002 and 2001 is approximately $6.3 million and $4.5 million, respectively, due from The Irvine Company.  The amount represents a receivable of the Partnership for property taxes, general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

          Advances from The Irvine Company totaled $50 million at December 31, 2002.  Also, during 2002, the Partnership recorded interest expense of approximately $1.3 million relating to advances from The Irvine Company, with interest accruing at 2.15% at December 31, 2002. During 2001 and 2000, the Partnership recorded interest expense of approximately $314,000 and $572,000, respectively, relating to advances from The Irvine Company.

          In October 2000, the Partnership and The Irvine Company entered into a Loan Agreement.  Borrowings under the Loan Agreement bear interest at a variable or fixed rate to be quoted by the Partnership however the rate shall not be lower than the rate at which interest is paid to the Partnership on its overnight cash investments.  The Irvine Company shall make monthly interest payments on each borrowing until the principal is repaid.  The Loan Agreement expires in June 2003.  The outstanding balance under this Loan Agreement totaled $51.3 million at December 31, 2002.  Also during 2002, the Partnership recorded interest income of approximately $190,000 relating to advances to The Irvine Company, with interest accruing at 2.15% at December 31, 2002. During 2001, the Partnership recorded interest income of approximately $481,000 relating to advances to The Irvine Company.

          The Partnership receives reimbursement from The Irvine Company for ground rent payments relating to the retail portion of the Partnership’s Cherry Orchard Apartments property.  The reimbursements totaled $573,000 and $549,000 for the years ended December 31, 2002 and 2001, respectively.  In addition, in July 2002 the Partnership received reimbursement from The Irvine Company for construction costs totaling $1.1 million previously incurred by the Partnership relating to the retail portion of the Cherry Orchard Apartments property.

          In January 2003, $50.0 million in advances from The Irvine Company were repaid by the Partnership.  In addition, $50.0 million in advances to The Irvine Company were repaid by The Irvine Company.

IRVINE APARTMENT COMMUNITIES, L.P.

NOTE 8 — SAVINGS PLAN

          Effective January 1, 1994, IAC, Inc. implemented a defined contribution 401(k) benefit plan covering substantially all employees who have satisfied minimum age and service requirements.  Upon the Merger, this plan was transferred to, and is currently maintained by, IACLLC.  The Partnership pays for these costs as they relate to IACLLC employees providing services on the Partnership’s behalf.  The Partnership matches employee contributions up to 100%, within certain limits, which are accrued as incurred.  The Partnership also makes contributions to this plan for each participant generally equal to 1.5% of the participant’s base salary.  The aggregate cost of these contributions by the Partnership was $170,000, $151,000 and $151,000 in 2002, 2001 and 2000, respectively.

NOTE 9 — AGREEMENTS, COMMITMENTS AND CONTINGENCIES

Management Agreement:  The Partnership has a management agreement with IAMC whereby IAMC has the exclusive right to manage all of the Partnership’s properties.  The agreement has no stated maturity date, however, either party can terminate the agreement after giving thirty days written notice.

Litigation:  There have been recent reports of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold in residential units. The Partnership believes it has implemented protocols and procedures that lessen the incidence of mold at its properties, and addresses remediation in a timely and responsible fashion.  The Partnership has been named as a defendant in suits that have alleged the presence of mold. Although there can be no assurance, management believes that these actions will not have a material adverse effect on the Partnership’s consolidated financial statements.

Assessment Districts: In some of the local jurisdictions within Orange County, assessment districts were formed by local governments to finance major infrastructure improvements.  At December 31, 2002, the Partnership had $40.9 million of assessment district debt, of which $19.0 million was reflected on the balance sheet.

Rent Restrictions:  As of December 31, 2002, 28% of the apartment units within the Partnership’s stabilized portfolio were required to be set aside for residents within certain income levels and had limitations on the rent that could be charged to such tenants. The rental revenue from five of these projects includes governmental rent subsidy payments of $3.7 million, $3.5 million and $3.6 million  for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 10 — QUARTERLY FINANCIAL DATA (UNAUDITED)

(dollars in thousands)

2002 Quarters Ended	March 31	June 30	September 30	December 31

Revenues	$79,095	$79,265	$80,602	$81,549
Expenses	$62,207	$62,095	$64,434	$63,854
Net income	$13,794	$14,076	$13,074	$14,602

2001 Quarters Ended	March 31	June 30	September 30	December 31

Revenues	$78,745	$78,609	$79,623	$79,902
Expenses	$54,834	$58,340	$60,132	$61,540
Net income	$19,723	$16,082	$16,397	$15,268

IRVINE APARTMENT COMMUNITIES, L.P.

SCHEDULE III – CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(dollars in thousands)

	Number of Units	Encumbrances (c)	Gross Carrying Amount at December 31, 2002 (a) (b)			Accumulated Depreciation	Date of Completion	Depreciable Life (e)

City, State Apartment Community Name			Land (d)	Buildings and Improvements	Total

Properties Stabilized For All of 2002
Irvine, California
Amherst Court	162	$10,705	$2,646	$14,365	$17,011	$4,639	1991	5-40 years
Berkeley Court	152		2,456	12,420	14,876	4,516	1986	5-40 years
Brittany at Oak Creek	393		10,325	34,157	44,482	4,122	1999	5-40 years
Cedar Creek	176		2,471	13,309	15,780	4,954	1985	5-40 years
Columbia Court	58		949	4,185	5,134	1,501	1984	5-40 years
Cornell Court	109		2,017	8,922	10,939	2,902	1984	5-40 years
Cross Creek	136		2,032	11,056	13,088	4,158	1985	5-40 years
Dartmouth Court	294		5,493	24,872	30,365	9,131	1986	5-40 years
Deerfield	288	11,716	6,614	17,566	24,180	7,178	1975/83	5-40 years
Harvard Court	112		2,148	8,619	10,767	3,163	1986	5-40 years
Northwood Park	168		2,923	12,180	15,103	4,873	1985	5-40 years
Northwood Place	604		10,150	46,854	57,004	17,835	1986	5-40 years
Orchard Park	60		1,721	3,414	5,135	1,376	1982	5-40 years
Park West	880	31,472	25,945	74,158	100,103	40,221	1970/71/72	5-40 years
Parkwood	296	11,038	9,963	17,900	27,863	7,823	1974	5-40 years
Rancho San Joaquin	368	24,788	10,677	39,257	49,934	18,223	1976	5-40 years
San Carlo	354	31,905	6,182	36,323	42,505	11,322	1989	5-40 years
San Leon	248		4,345	20,826	25,171	7,474	1987	5-40 years
San Marco	426		7,216	33,919	41,135	11,224	1988	5-40 years
San Marino	200		3,484	16,217	19,701	6,130	1986	5-40 years
San Mateo	283	21,963	3,885	24,057	27,942	7,436	1990	5-40 years
San Paulo	382		4,736	33,326	38,062	7,896	1993	5-40 years
San Remo	248		4,297	19,761	24,058	7,361	1986/88	5-40 years
Santa Clara	378	39,818	6,541	41,069	47,610	8,477	1996	5-40 years
Santa Maria	227	23,909	5,091	26,887	31,978	5,082	1997	5-40 years
Santa Rosa	575		13,284	63,418	76,702	11,611	1996/98	5-40 years
Sonoma at Oak Creek	196		5,697	18,405	24,102	2,490	1999	5-40 years
Stanford Court	320		5,783	23,385	29,168	8,389	1985	5-40 years
The Parklands	121	3,627	1,344	11,390	12,734	4,597	1983	5-40 years
Turtle Rock Canyon	217	27,128	3,696	27,562	31,258	7,783	1991	5-40 years
Turtle Rock Vista	252	11,705	8,759	24,216	32,975	8,718	1976/77	5-40 years
Villa Coronado	513		9,908	52,836	62,744	11,000	1996	5-40 years
Windwood Glen	196		3,284	14,414	17,698	5,304	1985	5-40 years
Windwood Knoll	248		3,655	17,112	20,767	6,477	1983	5-40 years
Woodbridge Oaks	120		1,974	9,500	11,474	3,723	1983	5-40 years
Woodbridge Pines	220	11,418	7,375	14,218	21,593	6,348	1976	5-40 years
Woodbridge Villas	258		6,828	14,652	21,480	5,968	1982	5-40 years
Woodbridge Willows	200		3,503	16,833	20,336	6,988	1984	5-40 years

	10,438	261,192	219,397	903,560	1,122,957	298,413

Newport Beach, California
Baypointe	300	42,515	6,824	38,383	45,207	6,669	1997	5-40 years
Mariner Square	114	4,928	2,238	8,884	11,122	4,992	1969	5-40 years
Newport North	570		15,586	47,119	62,705	16,528	1986	5-40 years
Newport Ridge	512	61,679	14,235	61,409	75,644	12,336	1996	5-40 years
Promontory Point	520		24,928	73,694	98,622	27,258	1974	5-40 years
The Bays	556	38,098	22,397	44,653	67,050	17,054	1971/73/84	5-40 years
The Colony at Fashion Island	245		5,014	49,933	54,947	7,263	1998	5-40 years

	2,817	147,220	91,222	324,075	415,297	92,100

IRVINE APARTMENT COMMUNITIES, L.P.

City, State Apartment Community Name	Number of Units	Encumbrances (c)	Gross Carrying Amount at December 31, 2002 (a) (b)			Accumulated Depreciation	Date of Completion	Depreciable Life (e)

			Land (d)	Buildings and Improvements	Total

Tustin, California
Rancho Alisal	356		6,114	30,423	36,537	10,278	1988/91	5-40 years
Rancho Maderas	266	25,412	3,047	24,171	27,218	7,196	1989	5-40 years
Rancho Mariposa	238	11,064	2,224	22,806	25,030	6,203	1992	5-40 years
Rancho Monterey	436	35,319	9,150	46,307	55,457	9,239	1996	5-40 years
Rancho Santa Fe	316	42,840	9,670	36,859	46,529	5,170	1998	5-40 years
Rancho Tierra	252		2,996	24,221	27,217	7,345	1989	5-40 years
Sierra Vista	306	27,622	4,092	30,741	34,833	8,211	1992	5-40 years

	2,170	142,257	37,293	215,528	252,821	53,642

Northern California
Cherry Orchard Apartments	300			54,328	54,328	2,713	2001	5-40 years
The Hamptons at Cupertino	342		17,209	47,196	64,405	5,668	1998	5-40 years
The Villas at Bair Island Marina	155		3,900	37,471	41,371	3,823	2000	5-40 years

	797		21,109	138,995	160,104	12,204

San Diego County, California
Arcadia at Stonecrest	336		9,475	33,954	43,429	3,750	1999	5-40 years
La Jolla Palms	232		7,950	46,112	54,062	3,937	2001	5-40 years
Villas of Renaissance	923		23,948	115,956	139,904	19,215	1992	5-40 years

	1,491		41,373	196,022	237,395	26,902

Total Properties Stabilized for All of 2002	17,713	550,669	410,394	1,778,180	2,188,574	483,261

Properties Stabilized During 2002:
1221 Ocean Avenue (Santa Monica)	120		15,000	71,676	86,676	6,652	2000	5-40 years

Total Stabilized Portfolio	17,833	550,669	425,394	1,849,856	2,275,250	489,913

Delivered Units in Projects Under Development
Franklin Street (Redwood City)	206		5,881	67,554	73,435	673	2002	5-40 years
Villa Siena (Irvine)	1,123	19,200	34,377	178,668	213,045	9,986
Other				197	197	474

Total Delivered Units	1,329	19,200	40,258	246,419	286,677	11,133

Total Stabilized and Delivered	19,162	569,869	465,652	2,096,275	2,561,927	501,046

Units Under Development
Villa Siena (Irvine)	319		10,375	12,558	22,933
Other				1,142	1,142

Total Units Under Development	319		10,375	13,700	24,075

Total	19,481	$569,869	$476,026	$2,109,976	$2,586,002	$501,046

Notes:

(a)	The aggregate cost of land and buildings for federal income tax purposes is approximately $2,315,427 (unaudited).

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

(c)	Encumbrances represent debt secured by deeds of trust.

(d)	Land acquired from The Irvine Company is recorded at cost based on the purchase price.

(e)	Estimated useful lives are five to seven years for furniture and fixtures, five to twenty years for improvements and forty years for buildings.

IRVINE APARTMENT COMMUNITIES, L.P.

A summary of activity of real estate and accumulated depreciation is as follows:

	December 31,

Real Estate	2002	2001	2000

Balance at beginning of year:	$2,530,427	$2,422,505	$2,288,008
Additions through cash expenditures	55,575	107,922	134,497

Balance at end of year	$2,586,002	$2,530,427	$2,422,505

	December 31,

Accumulated Depreciation	2002	2001	2000

Balance at beginning of year	$439,508	$380,698	$325,229
Charges to depreciation expense	61,538	58,810	55,469

Balance at end of year	$501,046	$439,508	$380,698

IRVINE APARTMENT COMMUNITIES, L.P.

REPORT OF INDEPENDENT AUDITORS

To The Partners
Irvine Apartment Communities, L.P.

          We have audited the accompanying consolidated balance sheets of Irvine Apartment Communities, L.P., a Delaware limited partnership, as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule on pages F-15 through F-17. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irvine Apartment Communities, L.P. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Los Angeles, California
February 28, 2003