Form 10-Q
period 2003-03-31
IRVINE APARTMENT COMMUNITIES L P
filed 2003-05-14
CIK 1038358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended March 31, 2003.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number:	0-22569 (Irvine Apartment Communities, L.P.)

IRVINE APARTMENT COMMUNITIES, L.P.

(Exact Name of Registrant as Specified in Its Charters)

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2).

Yes  ☐     No  ☒

Irvine Apartment Communities, L.P.

Irvine Apartment Communities, L.P.

Consolidated Balance Sheets

(in thousands)	March 31, 2003	December 31, 2002

	(unaudited)
Assets
Real estate
Land	$465,652	$465,652
Buildings and improvements	2,097,485	2,096,275

	2,563,137	2,561,927
Accumulated depreciation	(516,220)	(501,046)

	2,046,917	2,060,881
Under development, including land	30,240	24,075

	2,077,157	2,084,956
Cash and cash equivalents	3,085	8,913
Restricted cash	1,277	1,250
Deferred financing costs, net	8,089	8,457
Advances to affiliate	23,500	51,300
Other assets	7,415	17,112

	$2,120,523	$2,171,988

Liabilities
Mortgages and notes payable	$1,059,178	$1,072,643
Accounts payable and accrued liabilities	48,944	38,224
Advances from affiliate	—	50,000
Security deposits	13,792	13,363

	1,121,914	1,174,230

Partners’ Capital
General Partner, 23,145 common partnership units at March 31, 2003 and December 31, 2002	805,366	804,954
Common Limited Partner, 25,027 common partnership units at March 31, 2003 and December 31, 2002	193,243	192,804

	998,609	997,758

	$2,120,523	$2,171,988

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Operations

	Three Months Ended March 31,

(unaudited, in thousands)	2003	2002

Revenues
Rental income	$79,936	$76,812
Other income	2,018	2,189
Interest income	162	94

	82,116	79,095

Expenses
Property expenses	21,771	21,045
Real estate taxes	6,802	6,475
Interest expense, net	16,844	16,994
Depreciation and amortization	15,280	16,218
General and administrative	1,368	1,475

	62,065	62,207

Income before Redeemable Preferred Interests	20,051	16,888
Redeemable preferred interests	—	3,094

Net Income	$20,051	$13,794

Allocation of Net Income:
General Partner	$9,637	$6,157
Common Limited Partner	$10,414	$7,637

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Changes in Partners’ Capital

(unaudited, in thousands)	Irvine Apartment Communities LLC	The Irvine Company	Total

Partners’ Capital
Balance at January 1, 2002	$634,094	$166,928	$801,022
Net income	6,157	7,637	13,794
Distributions	(14,060)	(17,440)	(31,500)

Balance at March 31, 2002	$626,191	$157,125	$783,316

Balance at January 1, 2003	$804,954	$192,804	$997,758
Net income	9,637	10,414	20,051
Distributions	(9,225)	(9,975)	(19,200)

Balance at March 31, 2003	$805,366	$193,243	$998,609

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(unaudited, in thousands)	2003	2002

Cash Flows from Operating Activities
Net income	$20,051	$13,794
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	368	404
Depreciation and amortization	15,280	16,218
Redeemable preferred interest	—	3,094
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Restricted cash	(27)	(75)
Other assets	9,591	7,504
Accounts payable and accrued liabilities	11,976	14,600
Security deposits	429	264

Net Cash Provided by Operating Activities	57,668	55,803

Cash Flows from Investing Activities
Capital improvements to operating real estate assets	(516)	(289)
Capital investments in real estate assets	(8,095)	(17,072)

Net Cash Used in Investing Activities	(8,611)	(17,361)

Cash Flows from Financing Activities
Proceeds from mortgages and notes payable	—	1,724
Payments on mortgages and notes payable	(13,485)	(2,230)
Advances to affiliate	(68,900)	—
Payments from affiliate	96,700	—
Advances from affiliate	—	29,200
Payments to affiliate	(50,000)	(30,300)
Distributions to redeemable preferred limited partner unit holders	—	(3,094)
Distributions to partners	(19,200)	(31,500)

Net Cash Used in Financing Activities	(54,885)	(36,200)

Net (Decrease) Increase in Cash and Cash Equivalents	(5,828)	2,242
Cash and Cash Equivalents at Beginning of Period	8,913	2,572

Cash and Cash Equivalents at End of Period	$3,085	$4,814

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amounts capitalized	$10,455	$11,314

See accompanying notes.

Irvine Apartment Communities, L.P.

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Organization

Irvine Apartment Communities, L.P. (the “Partnership”), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (“IAC, Inc.”) obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the “Acquiror”), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the “Merger”), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC (“IACLLC”). As a result of the Merger and a related transaction, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership. The Partnership’s management and operating decisions are under the unilateral control of IACLLC. All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC. At March 31, 2003, IACLLC had a 48.0% general partnership interest in the Partnership and The Irvine Company had a 52.0% common limited partnership interest in the Partnership.

The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. As of March 31, 2003, the Partnership owned 61 apartment communities representing 19,162 operating apartment units and 319 units under construction or development. All property management responsibilities for the Partnership’s entire portfolio are conducted by Irvine Apartment Management Company (“IAMC”). At March 31, 2003, IAMC is owned 75% by the Partnership and 25% by The Irvine Company.

Note 2 – Basis of Presentation

The accompanying financial statements include the consolidated accounts of the Partnership and its financially controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Partnership operates and develops apartment communities in California which generate rental and other income through the leasing of apartment units to a diverse base of renters. The Partnership separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment.

The Partnership evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $53,381,000 and $51,481,000 for the three months ended March 31, 2003 and 2002, respectively. All other segment measurements are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

Profits and losses of the Partnership are generally allocated to the general partner and to the limited partner based on their respective ownership interests in the Partnership. The former holders of the redeemable preferred limited partner units and redeemable preferred securities (described below in Note 5) were entitled to distributions/dividends at an annual rate of 8¼% of the stated value per unit/security. The stated value of each unit/security was $25. These securities were redeemed on December 31, 2002.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2003 and December 31, 2002, and the revenues and expenses for the three months ended March 31, 2003 and 2002. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the 2002 financial statements have been reclassified to conform with financial statement presentation in 2003.

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

Tax-Exempt Mortgage Bond Financings:  On August 1, 2001, the Partnership completed a $69.2 million offering of tax-exempt mortgage bonds. The offering included $19.2 million of new tax-exempt mortgage bonds (the “2001 Bonds”) for the construction of a 104-unit apartment building (the “Project”) at the Partnership’s Villa Siena property. Additionally, the offering included the refinancing of the Partnership’s existing $32 million tax-exempt mortgage bonds and $18 million tax-exempt mortgage bonds (the “Refinanced Bonds” and collectively with the 2001 Bonds, the “Bonds”). Payment of principal and interest on the Bonds is secured by an irrevocable direct-pay letter of credit issued by Bank of America, N.A. Monthly interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The Bonds had an average floating interest rate inclusive of fees of 2.05% as of March 31, 2003. The 2001 Bonds represent loans payable that are collateralized by a deed of trust granting a security interest in the Project and are recourse to the Partnership. The 2001 Bonds bear interest at a weekly-remarketed tax-exempt rate and are due August 2034. As of December 31, 2002, the Partnership had received the entire proceeds of $19.2 million representing land acquisition, transaction and development costs related to the Project. Proceeds from the Refinanced Bonds were used to repay the Partnership’s existing tax-exempt mortgage bonds. All terms of the Refinanced Bonds remain unchanged; however, the Refinanced Bonds are now unsecured and no longer collateralized by a deed of trust.

Note 4 – Partners’ Capital

Reconciliation of Common Partnership Units Outstanding

(in thousands, except percentages)	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002

	IACLLC	The Irvine Company	Total	IACLLC	The Irvine Company	Total

Balance at beginning and end of period	23,145	25,027	48,172	20,176	25,027	45,203

Ownership interest at beginning and end of period	48.0%	52.0%	100.0%	44.6%	55.4%	100.0%

Note 5 – Minority Redeemable Preferred Interests

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

Note 6 – Certain Transactions With Related Parties

Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for information technology and other services totaling $243,000 and $210,000 for the three months ended March 31, 2003 and 2002, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. The Partnership incurred rent totaling $204,000 and $178,000 for the three months ended March 31, 2003 and 2002, respectively, related to leases with The Irvine Company that expire at the end of 2003. IAMC incurred rent totaling $95,000 and $88,000 for the three months ended March 31, 2003 and 2002, respectively, related to a lease with The Irvine Company.

The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $1.6 million and $2.1 million for the three months ended March 31, 2003 and 2002, respectively. The aggregate amount incurred by the Partnership for such costs was $2.5 million for each of the three month periods ended March 31, 2003 and 2002.

Included in other assets at March 31, 2003 is approximately $439,000 due from The Irvine Company. The amount represents a receivable of the Partnership for general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

Included in accounts payable and accrued liabilities at March 31, 2003 is approximately $263,000 due to The Irvine Company. The amount represents a payable to The Irvine Company for information technology and other services incurred by The Irvine Company on behalf of the Partnership.

During the three months ended March 31, 2003, the Partnership recorded interest expense of approximately $39,000 relating to advances from The Irvine Company, with interest accruing at 2.03% at March 31, 2003. During the three months ended March 31, 2002, the Partnership recorded interest expense of approximately $343,000 relating to advances from The Irvine Company.

In October 2000, the Partnership and The Irvine Company entered into a Loan Agreement. Borrowings under the Loan Agreement bear interest at a variable or fixed rate to be quoted by the Partnership however the rate shall not be lower than the rate at which interest is paid to the Partnership on its overnight cash investments. The Irvine Company shall make monthly interest payments on each borrowing until the principal is repaid. The Loan Agreement expires in June 2003. The outstanding balance under this Loan Agreement totaled $23.5 million at March 31, 2003. During the three months ended March 31, 2003, the Partnership recorded interest income of approximately $145,000 relating to advances to The Irvine Company, with interest accruing at 2.03% at March 31, 2003. During the three months ended March 31, 2002, the Partnership recorded interest income of approximately $11,000 relating to advances to The Irvine Company.

The Partnership receives reimbursement from The Irvine Company for ground rent payments relating to the retail portion of the Partnership’s Cherry Orchard Apartments property. The reimbursement totaled $142,000 for each of the three month periods ended March 31, 2003 and 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the activities of the Partnership for the three month period ended March 31, 2003 (unaudited) with the activities of the Partnership for the three month period ended March 31, 2002 (unaudited).

The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain information set forth below is forward looking and involves various risks and uncertainties. Such information is based upon a number of estimates and assumptions that inherently are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Partnership’s control.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

The Partnership’s net income was $20.1 million for the three months ended March 31, 2003, up from $13.8 million for the same period of 2002. The Partnership’s net income increased in 2003 due primarily to revenue contributions from newly delivered rental units from the Partnership’s development program and properties that stabilized during 2002, as well as an increase in physical occupancy and average rental rates. The increase was also due to a decrease in redeemable preferred interest payments as a result of the redemption of the Series A Preferred Limited Partner Units on December 31, 2002.

Revenue and Expense Data

	Three Months Ended March 31,

(dollars in thousands)	2003	2002

Number of stabilized communities	59	58
Number of operating units at end of period	19,162	18,852
Consolidated Information:
Operating revenues	$81,954	$79,001
Property expenses	$21,771	$21,045
Real estate taxes	$6,802	$6,475

Operating revenues (rental and other income) increased by 3.7% to $82.0 million in the first quarter of 2003, up from $79.0 million in the same period of 2002. Operating revenues rose in 2003 because of higher physical occupancy and average rental rates, as well as a greater average number of rental units in service as a result of new development.

Interest income totaled $162,000 in the first quarter of 2003 and $94,000 in the same period of 2002. The change in interest income reflects the change in the Partnership’s average cash balance.

Property expenses increased by 3.4% to $21.8 million in the first quarter of 2003, up from $21.0 million in the same period of 2002. Property expenses increased in the first quarter of 2003 mostly due to an increase in property insurance expense.

Real estate taxes totaled $6.8 million in the first quarter of 2003 and $6.5 million in the same period of 2002. Real estate taxes increased in the first quarter of 2003 due primarily to the addition of new rental units through development.

Net interest expense decreased to $16.8 million in the first quarter of 2003 compared to $17.0 million in the same period of 2002. Total interest incurred was $17.1 million in the first quarter of 2003 and $17.7 million in the same period of 2002. The decrease in interest incurred in the first quarter of 2003 was primarily due to the repayment of $50 million in advances from The Irvine Company by the Partnership in January 2003. Capitalized interest totaled $251,000 in the first quarter of 2003 and $733,000 in the same period of 2002. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

Depreciation and amortization expense decreased to $15.3 million in the first quarter of 2003, down from $16.2 million in the same period of 2002. The decrease in 2003 was mostly due to certain abandoned project costs in the first quarter of 2002.

General and administrative expense decreased to $1.4 million in the first quarter of 2003, down slightly from $1.5 million in the same period of 2002.

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

Debt Structure at March 31, 2003

(dollars in thousands)	Debt Balance	Weighted Average Effective Interest Rate

Fixed rate debt
Conventional mortgage financings	$481,285	7.61%
Mortgage notes payable to The Irvine Company	55,947	6.24%
Tax-exempt assessment district debt	4,367	6.29%
Unsecured tax-exempt bond financings	334,190	5.32%
Unsecured notes payable	99,568	7.21%

Total fixed rate debt	975,357	6.70%

Variable rate debt
Tax-exempt mortgage bond financings	19,200	2.06%
Tax-exempt assessment district debt	14,583	1.37%
Unsecured tax-exempt bond financings	50,038	2.04%

Total variable rate debt	83,821	1.93%

Total debt	$1,059,178	6.32%

Operating Activities: Cash provided by operating activities was $57.7 million and $55.8 million in the first three months of 2003 and 2002, respectively. Cash provided by operating activities increased in the first three months of 2003 compared to the same period in 2002 primarily due to an increase in the Partnership’s net income, offset by the change in accounts payable and accrued liabilities and the elimination of the redeemable preferred interest.

Investing Activities: Cash used in investing activities was $8.6 million and $17.4 million in the first three months of 2003 and 2002, respectively. The decrease reflects decreased development activity in the first three months of 2003 as compared to 2002.

Financing Activities: Cash used in financing activities was $54.9 million and $36.2 million in the first three months of 2003 and 2002, respectively. Cash used in financing activities increased primarily due to an increase in total advances and payments to affiliate in excess of total payments from affiliate during the first three months of 2003 in comparison to the first three months of 2002. These increases were partially offset by a decrease in redeemable preferred interest payments as a result of the redemption of the Series A Preferred Limited Partner Units.

Capital Expenditures

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $516,000 and $289,000 in the first three months of 2003 and 2002, respectively. Capital investments in real estate assets totaled $8.1 million and $17.1 million in the first three months of 2003 and 2002, respectively. These investments consisted of capital replacements and new development.

Capital Improvements: The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset’s useful life.

Capital Replacements: Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for capital replacements totaled $633,000 in the first three months of 2003.

Capital Investments in New Development: Currently, the Partnership has one apartment community under construction that is expected to require total expenditures of approximately $297 million, of which $245 million had been incurred as of March 31, 2003. Funding for this development is expected to come from a combination of fixed mortgage financing and advances from its general and/or limited partner.

Construction Information

Apartment Community	Location	Units	Commencement of Construction	Total Estimated Costs (in millions)

On Irvine Ranch:
Villa Siena (1)	Irvine	1,442	2/99	$297

(1)	As of March 31, 2003, 1,123 units were delivered and 1,003 units were occupied.

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

The Partnership’s critical accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of the Partnership for the year ended December 31, 2002 (the “2002 Form 10-K”).

Off-Balance Sheet Transactions

As of March 31, 2003, the Partnership had $34.9 million of assessment district debt, of which $19.0 million was reflected on the balance sheet and $15.9 million was off-balance sheet. See Notes 3 and 9 of the Notes to Consolidated Financial Statements included in the 2002 Form 10-K.

Contractual Obligations and Commercial Commitments

The Partnership’s only material contractual obligations and commercial commitments are its mortgages and notes payable. See Note 3 of the Notes to Consolidated Financial Statements included in the 2002 Form 10-K for a discussion of the mortgages and notes payable and their related maturities.

Related Party Transactions

See Note 6 of the Notes to Unaudited Consolidated Financial Statements (included herein) for a description of the Partnership’s transactions with related parties.

Commitments and Contingencies

There have been recent reports of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage cause by the presence of mold in residential units. The Partnership believes it has implemented protocols and procedures that lessen the incidence of mold at its properties, and addresses remediation in a timely and responsible fashion. The Partnership has been named as a defendant in suits that have alleged the presence of mold. Although there can be no assurance, management believes that these actions will not have a material adverse effect on the Partnership’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2002.

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

There have been recent reports of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage cause by the presence of mold in residential units. The Partnership believes it has implemented protocols and procedures that lessen the incidence of mold at its properties, and addresses remediation in a timely and responsible fashion. The Partnership has been named as a defendant in suits that have alleged the presence of mold. Although there can be no assurance, management believes that these actions will not have a material adverse effect on the Partnership’s consolidated financial statements.

Item 2.	Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit 99.1 Sarbanes-Oxley Act Section 906 Certification by Max L. Gardner

Exhibit 99.2 Sarbanes-Oxley Act Section 906 Certification by Marc D. Ley

(b) During the first quarter of 2003, the Partnership filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRVINE APARTMENT COMMUNITIES, L.P.

	By:	Irvine Apartment Communities LLC
its sole general partner

Date: May 14, 2003	By:	/s/ MARC D. LEY
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

Date: May 14, 2003

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

Date:  May 14, 2003

By:	/s/ MARC D. LEY
Marc D. Ley
Senior Vice President and Chief Financial Officer
of Irvine Apartment Communities LLC,
sole general partner of Irvine Apartment Communities, L.P.