Form 10-Q
period 2003-06-30
IRVINE APARTMENT COMMUNITIES L P
filed 2003-08-13
CIK 1038358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended June 30, 2003.

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

Irvine Apartment Communities, L.P.

Irvine Apartment Communities, L.P.

Consolidated Balance Sheets

(in thousands)	June 30, 2003		December 31, 2002
Assets	(unaudited	)
Real estate
Land	$465,785		$465,652
Buildings and improvements	2,101,659		2,096,275

	2,567,444		2,561,927
Accumulated depreciation	(531,241)		(501,046)

	2,036,203		2,060,881
Under development, including land	35,076		24,075

	2,071,279		2,084,956
Cash and cash equivalents	3,169		8,913
Restricted cash	1,303		1,250
Deferred financing costs, net	7,731		8,457
Advances to affiliate	40,700		51,300
Other assets	7,408		17,112

	$2,131,590		$2,171,988

Liabilities
Mortgages and notes payable	$1,079,922		$1,072,643
Accounts payable and accrued liabilities	38,369		38,224
Advances from affiliate	—		50,000
Security deposits	14,074		13,363

	1,132,365		1,174,230

Partners’ Capital
General Partner, 23,145 common partnership units at June 30, 2003 and December 31, 2002	805,662		804,954
Limited Partner, 25,027 common partnership units at June 30, 2003 and December 31, 2002	193,563		192,804

	999,225		997,758

	$2,131,590		$2,171,988

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
(unaudited, in thousands)	2003	2002	2003	2002
Revenues
Rental income	$161,055	$153,760	$81,119	$76,948
Other income	4,130	4,420	2,112	2,231
Interest income	270	180	108	86

	165,455	158,360	83,339	79,265

Expenses
Property expenses	44,782	42,250	23,011	21,205
Real estate taxes	13,211	12,437	6,409	5,962
Interest expense, net	33,663	33,904	16,819	16,910
Depreciation and amortization	30,392	31,611	15,112	15,393
General and administrative	3,540	4,100	2,172	2,625

	125,588	124,302	63,523	62,095

Income before Redeemable Preferred Interests	39,867	34,058	19,816	17,170
Redeemable preferred interests	—	6,188	—	3,094

Net Income	$39,867	$27,870	$19,816	$14,076

Allocation of Net Income:
General Partner	$19,158	$12,440	$9,521	$6,283
Limited Partner	$20,709	$15,430	$10,295	$7,793

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Changes in Partners’ Capital

(unaudited, in thousands)	Irvine Apartment Communities LLC	The Irvine Company	Total
Partners’ Capital

Balance at January 1, 2002	$634,094	$166,928	$801,022
Net income	12,440	15,430	27,870
Distributions	(14,060)	(17,440)	(31,500)

Balance at June 30, 2002	$632,474	$164,918	$797,392

Balance at January 1, 2003	$804,954	$192,804	$997,758
Net income	19,158	20,709	39,867
Distributions	(18,450)	(19,950)	(38,400)

Balance at June 30, 2003	$805,662	$193,563	$999,225

See accompanying notes.

Irvine Apartment Communities, L.P.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(unaudited, in thousands)	2003	2002
Cash Flows from Operating Activities
Net income	$39,867	$27,870
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	726	802
Depreciation and amortization	30,392	31,611
Redeemable preferred interests	—	6,188
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Restricted cash	(53)	(174)
Other assets	9,507	6,186
Accounts payable and accrued liabilities	2,028	5,193
Security deposits	711	484

Net Cash Provided by Operating Activities	83,178	78,160

Cash Flows from Investing Activities
Capital improvements to operating real estate assets	(2,917)	(1,164)
Capital investments in real estate assets	(15,444)	(33,764)

Net Cash Used in Investing Activities	(18,361)	(34,928)

Cash Flows from Financing Activities
Proceeds from mortgages and notes payable	23,028	4,968
Payments on mortgages and notes payable	(15,789)	(4,512)
Advances to affiliate	(140,800)	(29,000)
Payments from affiliate	151,400	22,400
Advances from affiliate	—	56,100
Payments to affiliate	(50,000)	(59,300)
Distributions to redeemable preferred limited partner unit holders	—	(3,094)
Distributions to partners	(38,400)	(31,500)

Net Cash Used in Financing Activities	(70,561)	(43,938)

Net (Decrease) Increase in Cash and Cash Equivalents	(5,744)	(706)
Cash and Cash Equivalents at Beginning of Period	8,913	2,572

Cash and Cash Equivalents at End of Period	$3,169	$1,866

Supplemental Disclosure of Cash Flow Information Interest paid, net of amounts capitalized	$33,531	$34,654

See accompanying notes.

Irvine Apartment Communities, L.P.

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Organization

Irvine Apartment Communities, L.P. (the “Partnership”), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (“IAC, Inc.”) obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the “Acquiror”), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the “Merger”), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC (“IACLLC”). As a result of the Merger and a related transaction, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership. The Partnership’s management and operating decisions are under the unilateral control of IACLLC. All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC. At June 30, 2003, IACLLC had a 48.0% general partnership interest in the Partnership and The Irvine Company had a 52.0% common limited partnership interest in the Partnership.

The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. As of June 30, 2003, the Partnership owned 61 apartment communities representing 19,162 operating apartment units and 319 units under construction or development. All property management responsibilities for the Partnership’s entire portfolio are conducted by Irvine Apartment Management Company (“IAMC”). At June 30, 2003, IAMC is owned 75% by the Partnership and 25% by The Irvine Company.

Note 2—Basis of Presentation

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

The Partnership evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of individual apartment communities. NOI is defined by the Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $107,192,000 and $103,493,000 for the six months ended June 30, 2003 and 2002, respectively, and $53,811,000 and $52,012,000 for the three months ended June 30, 2003 and 2002, respectively. All other segment measurements are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

Profits and losses of the Partnership are generally allocated to the general partner and to the limited partner based on their respective ownership interests in the Partnership. The former holders of the redeemable preferred limited partner units and redeemable preferred securities (described below in Note 5) were entitled to distributions/dividends at an annual rate of 8 1/4% of the stated value per unit/security. The stated value of each unit/security was $25. These securities were redeemed on December 31, 2002.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2003 and December 31, 2002, and the revenues and expenses for the three and six months ended June 30, 2003 and 2002. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the 2002 financial statements have been reclassified to conform with financial statement presentation in 2003.

Note 3—Mortgages and Notes Payable

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

Tax-Exempt Mortgage Bond Financings: On August 1, 2001, the Partnership completed a $69.2 million offering of tax-exempt mortgage bonds. The offering included $19.2 million of new tax-exempt mortgage bonds (the “2001 Bonds”) for the construction of a 104-unit apartment building (the “Project”) at the Partnership’s Villa Siena property. Additionally, the offering included the refinancing of the Partnership’s existing $32 million tax-exempt mortgage bonds and $18 million tax-exempt mortgage bonds (the “Refinanced Bonds” and collectively with the 2001 Bonds, the “Bonds”). Payment of principal and interest on the Bonds is secured by an irrevocable direct-pay letter of credit issued by Bank of America, N.A. Monthly interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The Bonds had an average floating interest rate inclusive of fees of 2.13% as of June 30, 2003. The 2001 Bonds represent loans payable that are collateralized by a deed of trust granting a security interest in the Project and are recourse to the Partnership. The 2001 Bonds bear interest at a weekly-remarketed tax-exempt rate and are due August 2034. As of December 31, 2002, the Partnership had received the entire proceeds of $19.2 million representing land acquisition, transaction and development costs related to the Project. Proceeds from the Refinanced Bonds were used to repay the Partnership’s existing tax-exempt mortgage bonds. All terms of the Refinanced Bonds remain unchanged; however, the Refinanced Bonds are now unsecured and no longer collateralized by a deed of trust.

Mortgage Notes Payable to The Irvine Company: The Partnership had $55.9 million of mortgages and notes payable to The Irvine Company outstanding as of March 31, 2003, including $24.6 million relating to Rancho San Joaquin. During the quarter ended June 30, 2003, the Partnership increased the amount of its loan relating to Rancho San Joaquin by $23,027,642. At June 30, 2003 outstanding mortgages and notes payable to The Irvine Company totaled $78.7 million, including $47.4 million relating to Rancho San Joaquin.

The effective interest rate on the new $23 million of funding is 2.20%. During the quarter ended June 30, 2003, the effective interest rate on $10.8 million of the Partnership’s mortgages and notes payable relating to Rancho San Joaquin decreased to 2.20%.

Note 4—Partners’ Capital

Reconciliation of Common Partnership Units Outstanding

(in thousands, except percentages)	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	IACLLC	The Irvine Company	Total	IACLLC	The Irvine Company	Total
Balance at beginning and end of period	23,145	25,027	48,172	20,176	25,027	45,203
Ownership interest at beginning and end of period	48.0%	52.0%	100.0%	44.6%	55.4%	100.0%

Note 5—Minority Redeemable Preferred Interests

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

Note 6—Certain Transactions With Related Parties

Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for information technology and other services totaling $511,000 and $461,000 for the six months ended June 30, 2003 and 2002, respectively, and $268,000 and $251,000 for the three months ended June 30, 2003 and 2002, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. The Partnership incurred rent totaling $407,000 and $355,000 for the six months ended June 30, 2003 and 2002, respectively, and $203,000 and $178,000 for the three months ended June 30, 2003 and 2002, respectively, related to leases with The Irvine Company that expire at the end of 2003. IAMC incurred rent totaling $192,000 and $182,000 for the six months ended June 30, 2003 and 2002, respectively, and $97,000 and $94,000 for the three months ended June 30, 2003 and 2002, respectively, related to a lease with The Irvine Company.

The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $3.2 million and $3.8 million for the six months ended June 30, 2003 and 2002, respectively, and $1.6 million for each of the three months ended June 30, 2003 and 2002. The aggregate amount incurred by the Partnership for such costs was $6.0 million and $5.9 million for the six months ended June 30, 2003 and 2002, respectively, and $3.5 million and $3.4 million for the three months ended June 30, 2003 and 2002, respectively.

Included in other assets at June 30, 2003 is approximately $1.2 million due from The Irvine Company. The amount represents a receivable of the Partnership for general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

Included in accounts payable and accrued liabilities at June 30, 2003 is approximately $484,000 due to The Irvine Company. The amount represents a payable to The Irvine Company for information technology and other services incurred by The Irvine Company on behalf of the Partnership.

In October 2000, the Partnership entered into the following loan agreements:

•	A loan agreement pursuant to which the Partnership is the lender and The Irvine Company is the borrower (the “IAC to TIC Loan Agreement”);
•	A loan agreement pursuant to which the Partnership is the borrower and The Irvine Company is the lender (the “TIC to IAC Loan Agreement”);
•	A loan agreement pursuant to which the Partnership is the lender and Irvine Community Development Company is the borrower (the “IAC to ICDC Loan Agreement”); and
•	A loan agreement pursuant to which the Partnership is the borrower and Irvine Community Development Company is the lender (the “ICDC to IAC Loan Agreement”, and collectively with the IAC to TIC Loan Agreement, the TIC to IAC Loan Agreement and the IAC to ICDC Loan Agreement, the “Loan Agreements”).

Borrowings under the Loan Agreements bear interest at a variable or fixed rate to be quoted by the lender under the applicable Loan Agreement, subject to the minimum interest rate as determined pursuant to a formula set forth in the applicable Loan Agreement. Interest, if not paid, accrues monthly until the principal is repaid. Each of the Loan Agreements were amended and restated in June 2003, with a new expiration date of June 30, 2006.

The outstanding balance under the IAC to ICDC Loan Agreement totaled $40.7 million at June 30, 2003. During the three and six months ended June 30, 2003, the Partnership recorded interest income of approximately $96,000 and $241,000, respectively, relating to advances to Irvine Community Development Company under the IAC to ICDC Loan Agreement, with interest accruing at 1.48% at June 30, 2003. During the three and six months ended June 30, 2002, the Partnership recorded interest income of approximately $13,000 and $24,000, respectively, relating to advances to Irvine Community Development Company under the IAC to ICDC Loan Agreement.

There were no outstanding balances under the ICDC to IAC Loan Agreement at June 30, 2003. During the first quarter of 2003, the Partnership recorded interest expense of approximately $39,000 relating to advances from Irvine Community Development Company under the ICDC to IAC Loan Agreement. During the three and six months ended June 30, 2002, the Partnership recorded interest expense of approximately $410,000 and $753,000, respectively, relating to advances from Irvine Community Development Company under the ICDC to IAC Loan Agreement.

No amounts were advanced or outstanding under the TIC to IAC Loan Agreement or the IAC to TIC Loan Agreement as of June 30, 2003 or for the three and six months ended June 30, 2003. In addition, no amounts were advanced or outstanding under the TIC to IAC Loan Agreement or the IAC to TIC Loan Agreement as of June 30, 2002 or for the three and six months ended June 30, 2002.

The Partnership receives reimbursement from The Irvine Company for ground rent payments relating to the retail portion of the Partnership’s Cherry Orchard Apartments property. The reimbursement totaled $290,000 and $289,000 for the six months ended June 30, 2003 and 2002, respectively, and $148,000 and $142,000 for the three months ended June 30, 2003 and 2002, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the activities of the Partnership for the three and six month periods ended June 30, 2003 (unaudited) with the activities of the Partnership for the three and six month periods ended June 30, 2002 (unaudited).

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.

The Partnership’s net income was $19.8 million for the three months ended June 30, 2003, up from $14.1 million for the same period of 2002. The Partnership’s net income increased in 2003 due primarily to revenue contributions from newly delivered rental units from the Partnership’s development program as well as an increase in physical occupancy and average rental rates. The increase was also due to a decrease in redeemable preferred interest payments as a result of the redemption of the Series A Preferred Limited Partner Units on December 31, 2002.

Revenue and Expense Data

	Three Months Ended June 30,
(dollars in thousands)	2003	2002
Number of stabilized communities	59	59
Number of operating units at end of period	19,162	18,932
Consolidated Information:
Operating revenues	$83,231	$79,179
Property expenses	$23,011	$21,205
Real estate taxes	$6,409	$5,962

Operating revenues (rental and other income) increased by 5.1% to $83.2 million in the second quarter of 2003, up from $79.2 million in the same period of 2002. Operating revenues rose in 2003 because of higher physical occupancy and average rental rates, as well as a greater average number of rental units in service as a result of new development.

Interest income totaled $108,000 in the second quarter of 2003 and $86,000 in the same period of 2002. The change in interest income reflects the change in the Partnership’s average cash balance.

Property expenses increased by 8.5% to $23.0 million in the second quarter of 2003, up from $21.2 million in the same period of 2002. Property expenses increased in the second quarter of 2003 primarily due to an increase in property insurance expense.

Real estate taxes totaled $6.4 million in the second quarter of 2003 and $6.0 million in the same period of 2002. Real estate taxes increased in the second quarter of 2003 due primarily to the addition of new rental units through development.

Net interest expense decreased to $16.8 million in the second quarter of 2003 compared to $16.9 million in the same period of 2002. Total interest incurred was $17.2 million in the second quarter of 2003 and $17.7 million in the same period of 2002. The decrease in interest incurred in the second quarter of 2003 was primarily due to the repayment of $50 million in advances from The Irvine Company by the Partnership in January 2003. Capitalized interest totaled $348,000 in the second quarter of 2003 and $806,000 in the same period of 2002. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

Depreciation and amortization expense decreased to $15.1 million in the second quarter of 2003, down from $15.4 million in the same period of 2002. The decrease in 2003 was mostly due to certain abandoned project costs in the second quarter of 2002.

General and administrative expense decreased to $2.2 million in the second quarter of 2003, down from $2.6 million in the same period of 2002. The decrease in 2003 was due to cost reductions related to staffing and associated overhead costs.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

The Partnership’s net income was $39.9 million for the six months ended June 30, 2003, up from $27.9 million for the same period of 2002. The Partnership’s net income increased in 2003 due primarily to revenue contributions from newly delivered rental units from the Partnership’s development program and properties that stabilized during 2002, as well as an increase in physical occupancy and average rental rates. The increase was also due to a decrease in redeemable preferred interest payments as a result of the redemption of the Series A Preferred Limited Partner Units on December 31, 2002.

Revenue and Expense Data

	Six Months Ended June 30,
(dollars in thousands)	2003	2002
Number of stabilized communities	59	59
Number of operating units at end of period	19,162	18,932
Consolidated Information:
Operating revenues	$165,185	$158,180
Property expenses	$44,782	$42,250
Real estate taxes	$13,211	$12,437

Operating revenues (rental and other income) increased by 4.4% to $165.2 million in the first half of 2003, up from $158.2 million in the same period of 2002. Operating revenues rose in 2003 because of higher physical occupancy and average rental rates, as well as a greater average number of rental units in service as a result of new development.

Property expenses increased by 6.0% to $44.8 million in the first half of 2003, up from $42.3 million in the same period of 2002. Property expenses increased in the first half of 2003 primarily due to an increase in property insurance expense.

Interest income totaled $270,000 in the first half of 2003 and $180,000 in the same period of 2002. The change in interest income reflects the change in the Partnership’s average cash balance.

Real estate taxes totaled $13.2 million in the first half of 2003 and $12.4 million in the same period of 2002. Real estate taxes increased in the first half of 2003 due primarily to the addition of new rental units through development.

Net interest expense decreased to $33.7 million in the first half of 2003 compared to $33.9 million in the same period of 2002. Total interest incurred was $34.3 million in the first half of 2003 and $35.4 million in the same period of 2002. The decrease in interest incurred in the first half of 2003 was primarily due to the repayment of $50 million in advances from The Irvine Company by the Partnership in January 2003. Capitalized interest totaled $0.6 million in the first half of 2003 and $1.5 million in the same period of 2002. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

Depreciation and amortization expense decreased to $30.4 million in the first half of 2003, down from $31.6 million in the same period of 2002. The decrease in 2003 was mostly due to certain abandoned project costs in the first half of 2002.

General and administrative expense decreased to $3.5 million in the first half of 2003, down from $4.1 million in the same period of 2002. The decrease in 2003 was due to cost reductions related to staffing and associated overhead costs.

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

Debt Structure at June 30, 2003

(dollars in thousands)	Debt Balance	Weighted Average Effective Interest Rate
Fixed rate debt
Conventional mortgage financings	$479,214	7.60%
Mortgage notes payable to The Irvine Company	78,656	5.80%
Tax-exempt assessment district debt	4,319	6.29%
Unsecured tax-exempt bond financings	334,190	5.32%
Unsecured notes payable	99,589	7.22%

Total fixed rate debt	995,968	6.65%

Variable rate debt
Tax-exempt mortgage bond financings	19,200	2.15%
Tax-exempt assessment district debt	14,716	1.65%
Unsecured tax-exempt bond financings	50,038	2.12%

Total variable rate debt	83,954	2.04%

Total debt	$1,079,922	6.29%

Operating Activities: Cash provided by operating activities was $83.2 million and $78.2 million in the first half of 2003 and 2002, respectively. Cash provided by operating activities increased in the first half of 2003 compared to the same period in 2002 primarily due to an increase in the Partnership’s net income, offset by the elimination of the redeemable preferred interest.

Investing Activities: Cash used in investing activities was $18.4 million and $34.9 million in the first half of 2003 and 2002, respectively. The decrease reflects decreased development activity in the first half of 2003 as compared to 2002.

Financing Activities: Cash used in financing activities was $70.6 million and $43.9 million in the first half of 2003 and 2002, respectively. Cash used in financing activities increased primarily due to an increase in total advances and payments to affiliate in excess of total payments from affiliate during the first half of 2003 in comparison to the first half of 2002. These increases were partially offset by a decrease in redeemable preferred interest payments as a result of the redemption of the Series A Preferred Limited Partner Units, as well as proceeds from additional financing of $23 million.

Capital Expenditures

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $2.9 million and $1.2 million in the first half of 2003 and 2002, respectively. Capital investments in real estate assets totaled $15.4 million and $33.8 million in the first half of 2003 and 2002, respectively. These investments consisted of capital replacements and new development.

Capital Improvements: The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset’s useful life.

Capital Replacements: Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for capital replacements totaled $2.0 million in the first half of 2003.

Capital Investments in New Development: Currently, the Partnership has one apartment community under construction that is expected to require total expenditures of approximately $297 million, of which $249 million had been incurred as of June 30, 2003. Funding for this development is expected to come from a combination of fixed mortgage financing and advances from its general and/or limited partner.

Construction Information

Apartment Community	Location	Units	Commencement of Construction	Total Estimated Costs (in millions)
On Irvine Ranch:
Villa Siena (1)	Irvine	1,442	2/99	$297

(1)	As of June 30, 2003, 1,123 units were delivered and 1,071 units were occupied.

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

Off-Balance Sheet Transactions

As of June 30, 2003, the Partnership had $35.0 million of assessment district debt, of which $19.0 million was reflected on the balance sheet and $16.0 million was off-balance sheet. See Notes 3 and 9 of the Notes to Consolidated Financial Statements included in the 2002 Form 10-K.

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

Item 4. Controls and Procedures.

The President and the Chief Financial Officer of IACLLC, acting in their respective capacities as the principal executive and financial officer of the Partnership, have concluded that the Partnership’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted as of the end of the period covered by this report.

PART II—OTHER INFORMATION

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

Item 2.	Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit 10.13	Amended and Restated Loan Agreement dated June 30, 2003 by and between the Partnership and The Irvine Company

Exhibit 10.14	Amended and Restated Loan Agreement dated June 30, 2003 by and between the Partnership and Irvine Community Development Company

Exhibit 10.15	Amended and Restated Letter of Credit Reimbursement Agreement dated March 15, 2003 by and between the Partnership and The Irvine Company

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification by Max L. Gardner

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification by Marc D. Ley

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification by Max L. Gardner

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification by Marc D. Ley

(b)	During the second quarter of 2003, the Partnership filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRVINE APARTMENT COMMUNITIES, L.P.

By: Irvine Apartment Communities LLC its sole general partner

Date: August 13, 2003	By: /s/ Marc D. Ley
Marc D. Ley Senior Vice President and Chief Financial Officer