Form 10-Q
period 2003-09-30
IRVINE APARTMENT COMMUNITIES L P
filed 2003-11-13
CIK 1038358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 2003.

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

(949) 720-5500

(Registrant’s telephone number, including area code)

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

IRVINE APARTMENT COMMUNITIES, L.P.

IRVINE APARTMENT COMMUNITIES, L.P.

Consolidated Balance Sheets

(in thousands)	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Real estate
Land	$465,785	$465,652
Buildings and improvements	2,102,928	2,096,275

	2,568,713	2,561,927
Accumulated depreciation	(546,322)	(501,046)

	2,022,391	2,060,881
Under development, including land	46,465	24,075

	2,068,856	2,084,956
Cash and cash equivalents	56,658	8,913
Restricted cash	1,279	1,250
Deferred financing costs, net	7,388	8,457
Advances to affiliate	—	51,300
Other assets	6,966	17,112

	$2,141,147	$2,171,988

Liabilities
Mortgages and notes payable	$1,077,385	$1,072,643
Accounts payable and accrued liabilities	48,839	38,224
Advances from affiliate	—	50,000
Security deposits	13,758	13,363

	1,139,982	1,174,230

Partners’ Capital
General Partner, 23,145 common partnership units at September 30, 2003 and December 31, 2002	806,594	804,954
Limited Partner, 25,027 common partnership units at September 30, 2003 and December 31, 2002	194,571	192,804

	1,001,165	997,758

	$2,141,147	$2,171,988

See accompanying notes.

IRVINE APARTMENT COMMUNITIES, L.P.

Consolidated Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
(unaudited, in thousands)	2003	2002	2003	2002
Revenues
Rental income	$242,311	$231,703	$81,256	$77,943
Other income	6,367	6,815	2,237	2,395
Interest income	405	444	135	264

	249,083	238,962	83,628	80,602

Expenses
Property expenses	66,942	66,052	22,160	23,802
Real estate taxes	20,180	19,074	6,969	6,637
Interest expense, net	50,278	51,114	16,615	17,210
Depreciation and amortization	45,553	46,802	15,161	15,191
General and administrative	5,123	5,694	1,583	1,594

	188,076	188,736	62,488	64,434

Income before Redeemable Preferred Interests	61,007	50,226	21,140	16,168

Redeemable preferred interests	—	9,282	—	3,094

Net Income	$61,007	$40,944	$21,140	$13,074

Allocation of Net Income:
General Partner	$29,315	$18,275	$10,157	$5,835
Limited Partner	$31,692	$22,669	$10,983	$7,239

See accompanying notes.

IRVINE APARTMENT COMMUNITIES, L.P.

Consolidated Statements of Changes in Partners’ Capital

(unaudited, in thousands)	Irvine Apartment Communities LLC	The Irvine Company	Total
Partners’ Capital

Balance at January 1, 2002	$634,094	$166,928	$801,022
Net income	18,275	22,669	40,944
Contributions	12,360	15,333	27,693
Distributions	(14,060)	(17,440)	(31,500)

Balance at September 30, 2002	$650,669	$187,490	$838,159

Balance at January 1, 2003	$804,954	$192,804	$997,758
Net income	29,315	31,692	61,007
Distributions	(27,675)	(29,925)	(57,600)

Balance at September 30, 2003	$806,594	$194,571	$1,001,165

See accompanying notes.

IRVINE APARTMENT COMMUNITIES, L.P.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(unaudited, in thousands)	2003	2002
Cash Flows from Operating Activities
Net income	$61,007	$40,944
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	1,069	1,169
Depreciation and amortization	45,553	46,802
Redeemable preferred interests	—	9,282
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Restricted cash	(29)	(232)
Other assets	9,869	7,838
Accounts payable and accrued liabilities	12,722	14,034
Security deposits	395	207

Net Cash Provided by Operating Activities	130,586	120,044

Cash Flows from Investing Activities
Capital improvements to operating real estate assets	(3,775)	(2,438)
Capital investments in real estate assets	(27,448)	(44,416)

Net Cash Used in Investing Activities	(31,223)	(46,854)

Cash Flows from Financing Activities
Proceeds from mortgages and notes payable	23,028	9,669
Payments on mortgages and notes payable	(18,346)	(6,688)
Advances to affiliate	(140,800)	(88,500)
Payments from affiliate	192,100	29,000
Advances from affiliate	—	57,400
Payments to affiliate	(50,000)	(60,600)
Distributions to redeemable preferred limited partner unit holders	—	(9,282)
Contributions from partners	—	27,693
Distributions to partners	(57,600)	(31,500)

Net Cash Used in Financing Activities	(51,618)	(72,808)

Net Increase in Cash and Cash Equivalents	47,745	382
Cash and Cash Equivalents at Beginning of Period	8,913	2,572

Cash and Cash Equivalents at End of Period	$56,658	$2,954

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amounts capitalized	$44,260	$45,755

See accompanying notes.

IRVINE APARTMENT COMMUNITIES, L.P.

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Organization

Irvine Apartment Communities, L.P. (the “Partnership”), a Delaware limited partnership, was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (“IAC, Inc.”) obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. On June 7, 1999, IAC, Inc. was merged with and into TIC Acquisition LLC (the “Acquiror”), a Delaware limited liability company indirectly wholly owned by The Irvine Company (the “Merger”), with the Acquiror remaining as the surviving entity and renamed Irvine Apartment Communities LLC (“IACLLC”). As a result of the Merger and a related transaction, The Irvine Company beneficially owns and controls all of the outstanding common partnership units in the Partnership and IACLLC has become the sole general partner of the Partnership. The Partnership’s management and operating decisions are under the unilateral control of IACLLC. All management powers over the business and affairs of the Partnership are vested exclusively in IACLLC. At September 30, 2003, IACLLC had a 48.0% general partnership interest in the Partnership and The Irvine Company had a 52.0% common limited partnership interest in the Partnership.

The Partnership owns, operates and develops apartment communities in Orange County, California and, since 1997, other locations in California. As of September 30, 2003, the Partnership owned 61 apartment communities representing 19,162 operating apartment units and 319 units under construction or development. All property management responsibilities for the Partnership’s entire portfolio are conducted by Irvine Apartment Management Company (“IAMC”). At September 30, 2003, IAMC is owned 75% by the Partnership and 25% by The Irvine Company.

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

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2003 and December 31, 2002, and the revenues and expenses for the three and nine months ended September 30, 2003 and 2002. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Tax-Exempt Mortgage Bond Financings: On August 1, 2001, the Partnership completed a $69.2 million offering of tax-exempt mortgage bonds. The offering included $19.2 million of new tax-exempt mortgage bonds (the “2001 Bonds”) for the construction of a 104-unit apartment building (the “Project”) at the Partnership’s Villa Siena property. Additionally, the offering included the refinancing of the Partnership’s existing $32 million tax-exempt mortgage bonds and $18 million tax-exempt mortgage bonds (the “Refinanced Bonds” and collectively with the 2001 Bonds, the “Bonds”). Payment of principal and interest on the Bonds is secured by an irrevocable direct-pay letter of credit issued by Bank of America, N.A. Monthly interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The Bonds had an average floating interest rate inclusive of fees of 2.04% as of September 30, 2003. The 2001 Bonds represent loans payable that are collateralized by a deed of trust granting a security interest in the Project and are recourse to the Partnership. The 2001 Bonds bear interest at a weekly-remarketed tax-exempt rate and are due August 2034. As of December 31, 2002, the Partnership had received the entire proceeds of $19.2 million representing land acquisition, transaction and development costs related to the Project. Proceeds from the Refinanced Bonds were used to repay the Partnership’s existing tax-exempt mortgage bonds. All terms of the Refinanced Bonds remain unchanged; however, the Refinanced Bonds are now unsecured and no longer collateralized by a deed of trust.

Mortgage Notes Payable to The Irvine Company: The Partnership had $55.9 million of mortgages and notes payable to The Irvine Company outstanding as of March 31, 2003, including $24.6 million relating to Rancho San Joaquin. During the quarter ended June 30, 2003, the Partnership increased the amount of its loan relating to Rancho San Joaquin by $23.0 million. At September 30, 2003 outstanding mortgages and notes payable to The Irvine Company totaled $78.3 million, including $47.2 million relating to Rancho San Joaquin.

Note 4 – Partners’ Capital

Reconciliation of Common Partnership Units Outstanding

(in thousands, except percentages)	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	IACLLC	The Irvine Company	Total	IACLLC	The Irvine Company	Total
Balance at beginning and end of period	23,145	25,027	48,172	20,176	25,027	45,203

Ownership interest at beginning and end of period	48.0%	52.0%	100.0%	44.6%	55.4%	100.0%

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

On December 31, 2002, the Trust redeemed all 6.0 million of its 8 1/4% Series A Preferred Securities. The redemption was funded by a corresponding redemption by the Partnership of all 6.0 million of its preferred limited partnership units, all of which were held by the Trust. The Partnership funded the redemption of its preferred limited partnership units through a capital contribution by its general partner. In return for its contribution, the general partner received 2,968,662 partnership units. Immediately after the redemption of its outstanding preferred securities, the Trust was liquidated.

Note 6 – Certain Transactions With Related Parties

Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for information technology and other services totaling $990,000 and $706,000 for the nine months ended September 30, 2003 and 2002, respectively, and $479,000 and $245,000 for the three months ended September 30, 2003 and 2002, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. The Partnership incurred rent totaling $609,000 and $532,000 for the nine months ended September 30, 2003 and 2002, respectively, and $202,000 and $177,000 for the three months ended September 30, 2003 and 2002, respectively, related to leases with The Irvine Company that expire at the end of 2003. IAMC incurred rent totaling $293,000 and $274,000 for the nine months ended September 30, 2003 and 2002, respectively, and $101,000 and $92,000 for the three months ended September 30, 2003 and 2002, respectively, related to a lease with The Irvine Company.

The Partnership reimburses IACLLC for substantially all of its costs incurred in operating the Partnership, including the compensation of each of the employees of IACLLC who perform services for the Partnership. The aggregate amount paid by the Partnership to IACLLC for such costs was $8.5 million and $8.3 million for the nine months ended September 30, 2003 and 2002, respectively, and $5.3 million and $4.5 million for the three months ended September 30, 2003 and 2002, respectively. The aggregate amount incurred by the Partnership for such costs was $8.4 million and $8.5 million for the nine months ended September 30, 2003 and 2002, respectively, and $2.4 million and $2.6 million for the three months ended September 30, 2003 and 2002, respectively.

Included in other assets at September 30, 2003 is $586,000 due from The Irvine Company. The amount represents a receivable of the Partnership for general and administrative costs and development costs incurred by the Partnership on behalf of The Irvine Company.

Included in accounts payable and accrued liabilities at September 30, 2003 is $231,000 due to The Irvine Company. The amount represents a payable to The Irvine Company for information technology and other services incurred by The Irvine Company on behalf of the Partnership.

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

There were no outstanding balances under the IAC to ICDC Loan Agreement at September 30, 2003. During the three and nine months ended September 30, 2003, the Partnership recorded interest income of approximately

$46,000 and $287,000, respectively, relating to advances to Irvine Community Development Company under the IAC to ICDC Loan Agreement, with interest accruing at 1.12% at September 30, 2003. During the three and nine months ended September 30, 2002, the Partnership recorded interest income of approximately $109,000 and $133,000, respectively, relating to advances to Irvine Community Development Company under the IAC to ICDC Loan Agreement.

There were no outstanding balances under the ICDC to IAC Loan Agreement at September 30, 2003 or during the three months ended September 30, 2003. During the first quarter of 2003, the Partnership recorded interest expense of approximately $39,000 relating to advances from Irvine Community Development Company under the ICDC to IAC Loan Agreement. During the three and nine months ended September 30, 2002, the Partnership recorded interest expense of approximately $317,000 and $1.1 million, respectively, relating to advances from Irvine Community Development Company under the ICDC to IAC Loan Agreement.

No amounts were advanced or outstanding under the TIC to IAC Loan Agreement or the IAC to TIC Loan Agreement as of September 30, 2003 or for the three and nine months ended September 30, 2003. In addition, no amounts were advanced or outstanding under the TIC to IAC Loan Agreement or the IAC to TIC Loan Agreement as of September 30, 2002 or for the three and nine months ended September 30, 2002.

The Partnership receives reimbursement from The Irvine Company for ground rent payments relating to the retail portion of the Partnership’s Cherry Orchard Apartments property. The reimbursement totaled $434,000 and $431,000 for the nine months ended September 30, 2003 and 2002, respectively, and $144,000 and $142,000 for the three months ended September 30, 2003 and 2002, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the activities of the Partnership for the three and nine month periods ended September 30, 2003 (unaudited) with the activities of the Partnership for the three and nine month periods ended September 30, 2002 (unaudited).

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

The Partnership’s net income was $21.1 million for the three months ended September 30, 2003, up $8.0 million from $13.1 million for the same period of 2002. This increase is primarily due to more favorable operating conditions as compared with the same period of 2002. During the three months ended September 30, 2003, the markets in which the Partnership operates encountered stronger demand, thereby contributing to higher occupancy and higher average rental rates in the stabilized communities. Occupancy and rental rate gains contributed $1.5 million to net income. In addition, net income benefited by $1.7 million as a result of additional occupied operating units in the Partnership’s development program. The last 319 units in the Partnership’s development program are currently under construction with deliveries scheduled beginning in the fourth quarter of 2003 through the third quarter of 2004. The Partnership currently has not identified new development programs, and accordingly, once the remaining units in the Partnership’s development program are delivered and operating, the number of apartment homes in the Partnership’s stabilized communities is not expected to increase. The increase in net income was also due to a $3.1 million decrease in redeemable preferred interest payments resulting from the redemption of the Series A Preferred Limited Partner Units on December 31, 2002.

Revenue and Expense Data

	Three Months Ended September 30,
(dollars in thousands)	2003	2002
Number of stabilized communities	59	59
Number of operating units at end of period	19,162	19,083
Consolidated Information:
Operating revenues	$83,493	$80,338
Property expenses	$22,160	$23,802
Real estate taxes	$6,969	$6,637

Operating revenues (rental and other income) increased by 3.9% to $83.5 million in the third quarter of 2003, up $3.2 million from $80.3 million in the same period in 2002. Operating revenues rose in 2003 as a result of improved occupancy, increases in average rental rates and additional occupied operating units in the Partnership’s development program. Operating revenues from the stabilized communities benefited approximately $727,000 from an increased average occupancy of 95.1% for the three months ended September 30, 2003, from 93.8% for the three months ended September 30, 2002. In addition, as a result of strengthening demand, the Partnership was able to increase the average rental rate for apartment homes in its stabilized communities by 0.9% to $1,513 for the three months ended September 30, 2003, from $1,499 for the three months ended September 30, 2002, which contributed $822,000 to the increase in operating revenues. An additional $1.7 million of the overall increase is attributable to increased lease-up and an overall increase in the weighted average number of operating apartment homes in the Partnership’s development program, increasing by 133 units to 1,329 apartment homes for the three months ended September 30, 2003, from 1,196 apartment homes for the same period in 2002.

Interest income totaled $135,000 in the third quarter of 2003 and $264,000 in the same period of 2002. The change in interest income reflects the change in the Partnership’s average cash balance.

Property expenses decreased by 6.9% to $22.2 million in the third quarter of 2003, down from $23.8 million in the same period of 2002. Property expenses decreased in the third quarter of 2003 primarily due to a decrease in non-recurring maintenance expense.

Real estate taxes totaled $7.0 million in the third quarter of 2003 and $6.6 million in the same period of 2002. Real estate taxes increased in the third quarter of 2003 due primarily to the addition of new rental units through development.

Net interest expense decreased to $16.6 million in the third quarter of 2003 compared to $17.2 million in the same period of 2002. Total interest incurred was $17.1 million in the third quarter of 2003 and $17.5 million in the same period of 2002. The decrease in interest incurred in the third quarter of 2003 was primarily due to the repayment of $50 million in advances from The Irvine Company by the Partnership in January 2003. Capitalized interest totaled $435,000 in the third quarter of 2003 and $226,000 in the same period of 2002. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

Depreciation and amortization expense totaled $15.2 million in the third quarter of 2003 and 2002, respectively.

General and administrative expense totaled $1.6 million in the third quarter of 2003 and 2002, respectively.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

The Partnership’s net income was $61.0 million for the nine months ended September 30, 2003, up $20.1 million from $40.9 million for the same period of 2002. This increase is primarily due to more favorable operating conditions as compared with the same period in 2002. During the nine months ended September 30, 2003, the markets in which the Partnership operates encountered stronger demand, thereby contributing to higher occupancy, higher average rental rates and lower use of concessions in the stabilized communities. Increased occupancy, gains in rental rate and the lower use of concessions contributed $4.4 million to net income. In addition, net income benefited by $6.1 million as a result of additional occupied operating units in the Partnership’s development program. The last 319 units in the Partnership’s development program are currently under construction with deliveries scheduled beginning in the fourth quarter of 2003 through the third quarter of 2004. The Partnership currently has not identified new development programs, and accordingly, once the remaining units in the Partnership’s development program are delivered and operating, the number of apartment homes in the Partnership’s stabilized communities is not expected to increase. The increase in net income was also due to a $9.3 million decrease in redeemable preferred interest payments resulting from the redemption of the Series A Preferred Limited Partner Units on December 31, 2002.

Revenue and Expense Data

	Nine Months Ended September 30,
(dollars in thousands)	2003	2002
Number of stabilized communities	59	59
Number of operating units at end of period	19,162	19,083
Consolidated Information:
Operating revenues	$248,678	$238,518
Property expenses	$66,942	$66,052
Real estate taxes	$20,180	$19,074

Operating revenues (rental and other income) increased by 4.3% to $248.7 million in the first nine months of 2003, up $10.2 million from $238.5 million in the same period in 2002. Operating revenues rose in 2003 as a result of improved occupancy, increases in average rental rates, reduced concessions and additional operating units delivered from the Partnership’s development program. Operating revenues from the stabilized communities benefited approximately $2.4 million from increased average occupancy for the nine months ended September 30, 2003 of 95.2%, from 94.1% for the nine months ended September 30, 2002. In addition, as a result of strengthening demand, the Partnership was able to increase the average rental rate for apartment homes in its stabilized communities by 0.4% to $1,506 for the nine months ended September 30, 2003, from $1,500 for the nine months ended September 30, 2002, which contributed $0.9 million to the increase in operating revenues. An additional increase of $1.1 million in operating revenues in the stabilized communities was due to the lower use of concessions, a result of more favorable competitive market conditions. An additional increase is attributable to increased lease-up of as well as an increased number of apartment homes operating in the Partnership’s two development projects, Villa Siena and Franklin Street. Combined, these two communities contributed $6.1 million to the increase in operating revenues. The weighted average number of operating apartment homes in the Partnership’s development program increased by 242 homes to 1,329 homes for the nine months ended September 30, 2003, from 1,087 homes for the same period in 2002.

Property expenses increased by 1.3% to $66.9 million in the first nine months of 2003, up from $66.1 million in the same period of 2002. Property expenses increased in the first nine months of 2003 primarily due to an increase in property insurance expense.

Interest income totaled $405,000 in the first nine months of 2003 and $444,000 in the same period of 2002. The change in interest income reflects the change in the Partnership’s average cash balance.

Real estate taxes totaled $20.2 million in the first nine months of 2003 and $19.1 million in the same period of 2002. Real estate taxes increased in the first nine months of 2003 due primarily to the addition of new rental units through development.

Net interest expense decreased to $50.3 million in the first nine months of 2003 compared to $51.1 million in the same period of 2002. Total interest incurred was $51.3 million in the first nine months of 2003 and $52.9 million in the same period of 2002. The decrease in interest incurred in the first nine months of 2003 was primarily due to the repayment by the Partnership in January 2003 of $50 million in advances from The Irvine Company. Capitalized interest totaled $1.0 million in the first nine months of 2003 and $1.8 million in the same period of 2002. The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates.

Depreciation and amortization expense decreased to $45.6 million in the first nine months of 2003, down from $46.8 million in the same period of 2002. The decrease in 2003 was mostly due to certain abandoned project costs in the first nine months of 2002.

General and administrative expense decreased to $5.1 million in the first nine months of 2003, down from $5.7 million in the same period of 2002. The decrease in 2003 was due to cost reductions related to staffing and associated overhead costs.

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

Debt Structure at September 30, 2003

(dollars in thousands)	Debt Balance	Weighted Average Effective Interest Rate
Fixed rate debt
Conventional mortgage financings	$477,104	7.60%
Mortgage notes payable to The Irvine Company	78,260	5.88%
Tax-exempt assessment district debt	4,268	6.29%
Unsecured tax-exempt bond financings	334,190	5.32%
Unsecured notes payable	99,609	7.22%

Total fixed rate debt	993,431	6.65%

Variable rate debt
Tax-exempt mortgage bond financings	19,200	2.06%
Tax-exempt assessment district debt	14,716	1.17%
Unsecured tax-exempt bond financings	50,038	2.03%

Total variable rate debt	83,954	1.89%

Total debt	$1,077,385	6.28%

Operating Activities: Cash provided by operating activities was $130.6 million and $120.0 million in the first nine months of 2003 and 2002, respectively. Cash provided by operating activities increased in the first nine months of 2003 compared to the same period in 2002 primarily due to the elimination of the redeemable preferred interest.

Investing Activities: Cash used in investing activities was $31.2 million and $46.9 million in the first nine months of 2003 and 2002, respectively. The decrease reflects decreased development activity in the first nine months of 2003 as compared to 2002.

Financing Activities: Cash used in financing activities was $51.6 million and $72.8 million in the first nine months of 2003 and 2002, respectively. Cash used in financing activities decreased primarily due to an increase in total advances and payments from affiliate in excess of total advances and payments to affiliate during the first nine months of 2003 in comparison to the first nine months of 2002. The decrease is also due to proceeds from additional financing of $23 million in the first nine months of 2003. The decrease is partially offset by an increase in distributions to partners during the first nine months of 2003, in addition to a decrease in contributions from partners during this same period.

Capital Expenditures

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $3.8 million and $2.4 million in the first nine months of 2003 and 2002, respectively. Capital investments in real estate assets totaled $27.4 million and $44.4 million in the first nine months of 2003 and 2002, respectively. These investments consisted of capital replacements and new development.

Capital Improvements: The Partnership has a policy of capitalizing expenditures related to new assets, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset’s useful life.

Capital Replacements: Capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for capital replacements totaled $6.2 million in the first nine months of 2003 with the majority of the expenditures taking place at Villas of Renaissance, Amherst Court, Promontory Point and The Colony.

Capital Investments in New Development: Currently, the Partnership has one apartment community under construction that is expected to require total expenditures of approximately $297 million, of which $257 million had been incurred as of September 30, 2003. Funding for this development is expected to come from a combination of fixed mortgage financing and advances from its general and/or limited partner.

Construction Information

Apartment Community	Location	Units	Commencement of Construction	Total Estimated Costs (in millions)
On Irvine Ranch:
Villa Siena (1)	Irvine	1,442	2/99	$297

(1)	As of September 30, 2003, 1,123 units were delivered and 1,084 units were occupied.

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

Off-Balance Sheet Transactions

In some of the jurisdictions in which the Partnership develops and owns properties, assessment districts are formed by local governments to finance major infrastructure improvements. As a property owner benefited by these improvements, the Partnership is responsible for the assessments on land it owns. Assessment districts formed subsequent to May 21, 1992, are accounted for under the provisions of Issue No. 91-10, Accounting for Special Assessments and Tax Increment Financing Entities, issued by the Emerging Issues Task Force of the Financial Accounting Standards Board. The Partnership adopted EITF 91-10 on a prospective basis, thereby recording such obligations as additions to property and liabilities for projects constructed subsequent to May 1992. Accordingly, some assessment district financing remains unrecorded in the financial statements of the Partnership, and is subsequently expensed when semi-annual property tax payments are made. Approximately $19.0 million of assets and liabilities related to assessment districts formed after May 1992 were included on the Partnership’s consolidated balance sheet as of September 30, 2003. In addition, approximately $15.3 million of assets and liabilities relating to assessment districts formed prior to May 1992 were not included on the Partnership’s consolidated balance sheet as of September 30, 2003.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the President and Chief Financial Officer of IACLLC, acting in their respective capacities as the principal executive and financial officer of the Partnership (the “certifying officers”), have evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the certifying officers concluded that the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

No change in the Partnership’s internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit	31.1 Sarbanes-Oxley Act Section 302 Certification by Max L. Gardner
Exhibit	31.2 Sarbanes-Oxley Act Section 302 Certification by Marc D. Ley
Exhibit	32.1 Sarbanes-Oxley Act Section 906 Certification by Max L. Gardner
Exhibit	32.2 Sarbanes-Oxley Act Section 906 Certification by Marc D. Ley

(b)	During the third quarter of 2003, the Partnership filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRVINE APARTMENT COMMUNITIES, L.P.

	By:	Irvine Apartment Communities LLC its sole general partner

Date: November 13, 2003	By:	/s/ MARC D. LEY

Marc D. Ley Senior Vice President and Chief Financial Officer